Form 10-K405
period 1997-06-30
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1997-09-29
CIK 1036436

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER: 0-22605

                               ----------------
                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             94-3120525
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

                              1155 MARKET STREET
                        SAN FRANCISCO, CALIFORNIA 94103
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 437-1100

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                                                      NAME OF EXCHANGE ON
          TITLE OF EACH CLASS                          WHICH REGISTERED
          -------------------                         -------------------
                  None                                       None

                               ----------------

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock (no
                                  par value)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 30, 1997 was approximately $255.8 million (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  On June 30, 1997 approximately 19,833,084 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III--Portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Shareholders for the 1998 fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Certain statements contained in this report on Form 10-K constitute "forward looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 under the heading "Risk Factors."

ITEM 1. BUSINESS

  Genesys Telecommunications Laboratories, Inc ("Genesys" or the "Company") is a leading provider of enterprise-wide platform and applications software that enables organizations to integrate critical business information and computing resources with telephony and other telecommunications media. The Company's products allow an organization to optimally manage its customer interactions and employee communications to increase productivity, lower costs and achieve greater customer satisfaction and loyalty. In addition, the Company's products enable organizations to develop and offer new or enhanced revenue-generating products and services. Genesys believes that it is the first company to offer a suite of open, scaleable, enterprise-wide platform and applications software solutions to address the evolving needs of organizations for intelligent communications, a new market paradigm known as Enterprise Computer Telephony Integration ("ECTI").

  The Company's platform and applications software products allow organizations to integrate disparate telecommunications media with heterogeneous computing environments. The Company's platform products integrate with most major telephone systems and interoperate across most major computing platforms, operating systems and databases, enabling organizations to manage their desktop and media resources throughout the enterprise. Together with the Company's platform software, Genesys offers a range of applications that provide advanced ECTI solutions, such as intelligent call routing, outbound/blended dialing and campaign management, real-time and historical management reporting and Web-based telephony fulfillment. The open, standards-based nature of the Company's platform products allows an organization to leverage its investments in existing telecommunications and computing infrastructure, software applications and employee training. The Company's products support the integration of internally developed or commercially available business applications, such as help desk or sales force automation. In order to assist customers in realizing the maximum benefit from its solutions, the Company augments its software license products with a range of professional service offerings, including implementation, training and support services.

  The Company initially targeted formal call centers within key industries, such as telecommunications, financial services and technology, as the primary market for its products. Recently, Genesys has broadened its target markets to include network service providers ("NSPs").Genesys has just begun work with a small number of NSP's who may utilize Genesys products in their respective networks. By utilizing Genesys software in the network, NSPs will be able to offer the customers differentiated product and services and new revenue-generating opportunities. Eventually, the product offering may be able to offer a range of solutions for the informal call center, SOHO and, eventually, consumer markets. To date, the Company has licensed its products to more than 125 end-users worldwide.

BACKGROUND

  In the increasingly complex global business environment, an organization's ability to manage the increased information demands of customers and employees in a cost-effective manner is an important competitive advantage. In response to these competitive pressures, the delivery of high-quality, cost-effective services has become critical in differentiating an organization's product or service offerings and expanding its market share. In order to provide these services and optimally manage interactions with customers and communications with employees, organizations need to integrate critical business information and computing resources with telephony and other telecommunications media.

  Modern organizations communicate, both internally and externally, through a variety of different communications media, including telephony, voice mail, e-mail, the Internet/intranets and video. Traditionally, each of these media and its associated databases and information retrieval systems have been treated as a unique and separate environments within which specialized applications have been developed. The point solution nature of these systems has created "silos" of information that are not intelligently optimized across the enterprise. This lack of interoperability has prevented organizations from optimally managing customer interactions and employee communications. This has limited productivity, increased costs and restricted the ability of organizations to generate greater customer satisfaction and loyalty. To be most effective, organizations now need to make information available at any time it is needed, anywhere it may be located and in any way that it may be requested.

  A number of general business trends are also contributing to the increasing importance of flexible and sophisticated means of integrating telecommunications media and computing platforms:

    The increasingly global nature of business operations has significantly complicated the task of managing information and providing expertise in a real-time cost-effective manner.

    The proliferation of distributed computing environments has resulted in the broader dissemination of information, particularly through enterprise software applications that address key business functions such as customer service, finance, human resources, sales and marketing and supply chain management. Consequently, the task of efficiently accessing this information has become increasingly complex and difficult.

    The deregulation of major industries, specifically telecommunications, banking and health care, has resulted in increased competition and new business opportunities. Many companies within these industries are turning to new and enhanced services as a means of competitive differentiation.

    The increase in merger and acquisition and partnering activity has forced organizations to integrate complex, disparate telecommunications and computer systems. This integration must be accomplished while maintaining high-quality customer service and without disrupting or delaying access to critical business information.

  Organizations have confronted a variety of complex business and technological issues associated with intelligently accessing customer information in a real-time, automated and cost-effective manner. The initial response to these issues has been the establishment of formal call centers, where hundreds of customer service representatives may occupy a dedicated facility with systems designed specifically to address high levels of customer inquiry. Typically, these call centers have been automated at the hardware level (i.e., the telephone switch) through automated call distribution ("ACD") or interactive voice response ("IVR") systems. In the face of competitive pressures, the stand-alone nature of these systems is becoming increasingly burdensome to organizations, as the appropriate person to handle certain customer interactions or employee inquiries is no longer just a call center representative with limited, generic training, but is instead a more experienced or specialized employee located elsewhere within the organization. Providing intelligent access to these employees, as well as call center representatives, and furnishing them with pertinent information requires a level of sophistication and flexibility beyond the reach of traditional solutions.

  Shortcomings in the traditional means by which organizations have managed customer interactions and employee communications, in combination with the general business trends noted above, have created what the Company believes to be a significant market opportunity for ECTI solutions with the following characteristics:

  . open, standards-based frameworks within which ECTI and other enterprise business applications, whether developed by Genesys, ISVs or in-house IT departments, may be incorporated;

  . a suite of comprehensive business applications that address a wide variety of customer needs;

  . intelligent, real-time integration of and access to information matched to customer and employee needs across different media and throughout the organization;

  . a high-performance, scaleable and flexible platform that can readily integrate with existing computer architectures and business applications, thereby preserving an organization's investment in its infrastructure and applications; and

  . a consistent level of functionality regardless of the underlying infrastructure.

  The Company believes that ECTI solutions with these characteristics will allow organizations of all sizes to increase productivity, lower costs and achieve greater customer satisfaction and loyalty, as well as enable organizations to develop and offer new or enhanced revenue-generating services.

THE GENESYS SOLUTION

  Genesys is a leading provider of enterprise-wide platform and applications software that enables organizations to integrate critical business information and computing resources with telephony and other telecommunications media. Genesys believes that its products represent a fundamentally new approach to CTI that addresses many of the limitations inherent in traditional call center approaches. The Company's products provide the following benefits:

 Open, Scaleable and Media-Independent Platform

  The Company's open platform intelligently manages the convergence of disparate telecommunications media and heterogeneous computing environments. The Company's platform is designed to scale with increases in the volume of customer inquiries and growth in the number of customer service representatives and geographic locations. The Company's platform readily integrates with a broad range of proprietary telephone switching platforms, IVRs and major computing platforms, operating systems and databases. In addition, the Genesys platform is designed to integrate with products developed by third parties and customers' internal development teams. The Genesys platform also supports many software development and network communication standards. This open systems approach enables an organization to leverage its investments in existing infrastructure, software applications and employee training.

 Broad Suite of Integrated Business Applications

  Genesys offers a broad array of integrated business applications that provide a wide range of ECTI solutions. These applications include intelligent call routing, outbound/blended dialing, real time and historical reporting and Web-based telephony fulfillment. These applications are designed to integrate with an organization's existing telecommunications and computing infrastructure. Genesys also offers a sophisticated ECTI development environment to enable an organization to develop its own applications and integrate applications from other vendors into the Genesys framework.

 Enhanced Customer Interactions

  The Company's products enable organizations to enhance interactions with customers, resulting in increased customer satisfaction and loyalty. For example, the Genesys Call Router product may be utilized for the real-time analysis of critical information, including a customer's account profile, financial position and the nature of past interactions, in order to direct incoming calls to the representative with the skills, attributes and experience necessary to best address the customer's needs. In addition, the Company's products extend the boundaries of the call center to enable a customer inquiry to be routed to more specialized personnel located throughout the organization, regardless of their location.

 Increased Efficiency and Productivity

  Genesys products enable organizations to improve the efficiency of customer interactions, as well as optimize the distribution of information across the enterprise. The Company's products automate the call routing and placement function to minimize agents' idle time. The real-time availability of relevant customer information enables agents to more quickly process calls, resulting in significant cost savings through the more efficient use of valuable customer service personnel and decreased toll charges. An extensive suite of reporting tools enables managers to monitor and analyze the nature of inbound calls and the effectiveness of outbound campaigns in real-time and on a historical basis. In addition, by providing agents with increased access to pertinent information and improving the overall efficiency of customer interactions, the Company's products create opportunities for cross selling and other revenue-generating activities.

 Improved Time To Benefit

  The Company's platform and applications software are designed to provide customers with comprehensive ECTI solutions that can be quickly deployed. Additionally, customers obtain the flexibility to add new applications, whether developed internally, by Genesys or by third parties, as market requirements change. The deployability and flexibility of the Company's software allow its customers to more quickly begin to benefit from the efficiency and productivity gains that the software delivers.

THE GENESYS STRATEGY

  Genesys seeks to be the leading provider worldwide of open, scaleable ECTI platform and applications software. The Company's strategy includes the following key elements:

 Establish The Genesys Framework As An Open, ECTI Market Standard

  The Company's objective is to establish the Genesys framework as an open, ECTI market standard. To achieve this goal, the Company's products are designed to interoperate across most major telecommunications and computing platforms. In addition, Genesys focuses on licensing its products to industry leaders in targeted strategic markets. The Company has developed, and will continue to develop, strategic relationships with major telecommunications equipment and computer hardware vendors, systems integrators, VARs, ISVs and NSPs.

 Provide Industry-Leading, Technologically Advanced Products

  The Company offers a broad array of products that provide comprehensive ECTI solutions. Genesys has developed an industry-leading platform and suite of applications and continues to invest significant resources to enhance the Company's products and to incorporate new technologies and standards as they evolve. In addition, Genesys offers a sophisticated ECTI development environment to enable an organization to develop its own applications and integrate third-party applications into the Genesys framework.

 Target Strategic Markets

  The Company targets organizations in industries with a strong need for external or internal communications, a heavy transaction orientation or significant requirements for managing customer information and providing customer service. The Company also focuses on specific industries undergoing structural changes, such as deregulation or significant mergers and acquisitions activity, that create the need for ECTI solutions. Examples include the telecommunications, financial services and health care industries, where deregulation has substantially increased the competitive pressures to provide new or enhanced products and services. Furthermore, mergers and acquisitions have created the need to integrate heterogeneous communications and computing environments without any disruption in customer service or employee communications.

  The Company has initially targeted formal call centers within these key industries as important entry points for its products. The Company's framework and applications software are well-suited to meeting the needs of formal call centers. As the ECTI market evolves in the future and moves beyond the boundaries of the formal call center, the Company believes it will be able to leverage its market presence to offer a range of solutions for the informal call center, small office/home office ("SOHO") and, eventually, consumer markets.

 Develop And Leverage Strategic Business Relationships

  The sale, installation and implementation of advanced ECTI solutions require significant expenditures of time and resources. In order to supplement the Company's direct sales organization and more rapidly take advantage of the significant ECTI market opportunity, Genesys has focused on developing strategic third-party relationships with network service providers ("NSPs"), telecommunications equipment and computer hardware vendors, systems integrators, value added resellers ("VARs"), and independent software vendors ("ISVs"). These relationships enable Genesys to leverage the technical expertise of its partners and to access additional sales and marketing channels, while further enhancing its efforts to establish the Genesys platform as an open, ECTI market standard.

 Penetrate Network Services Market

  By incorporating the Company's products into local and long distance network carriers' offerings, Genesys believes that it can make its products available to a broader customer base than would otherwise be possible. The Company is focused on enabling NSPs to offer ECTI services to their corporate customers. These services would also provide the functionality of formal call centers without the need to assemble personnel in a single location or purchase specialized equipment or software. These so-called "virtual" call centers could subsequently be extended to the SOHO market, where cost considerations have generally precluded the utilization of ECTI services.

ARCHITECTURE

  The Genesys architecture consists of an ECTI framework and a suite of integrated applications that are open, scaleable and standards-based. Whereas traditional telecommunications applications are often embedded within hardware such as ACDs and IVRs, the Genesys architecture supports a complete software-based ECTI solution that interoperates across most major telecommunications and computing platforms. As a result, this architecture provides robust scaleability from small premise call centers to multi-site global enterprises and can be readily adapted to an organization's existing infrastructure. Thus, the Company's solutions can scale with an increase in the size of the organization and be quickly and easily adapted to accommodate changes in the level or nature of customer interactions and employee communications. The Company believes that its emphasis on, and investment in, this architecture is one of the keys to Genesys' ECTI technological leadership.

  The Genesys architecture consists of four layers: The top layer--Real-Time Business Applications--includes inbound, outbound, reporting and multimedia applications and will incorporate future network services applications when they become available. The remaining three layers--Media Control Services, Common Application Services and Management Applications--comprise the Genesys framework.

 Media Control Services

  The Media Control Services layer contains the interfaces to various telecommunications equipment and computing hardware, such as PBXs, ACDs, IVRs, outbound dialers, SS7 gateways and Internet and video servers. This layer incorporates a unified call control and event model that insulates the rest of the software from the complexities of interfacing with particular types of hardware and software. Media Control Services include a variety of device drivers for major ACD/PBX and central office switch manufacturers. The capabilities and behavior of different switches can vary widely and the unified call control and event model creates a superset of these capabilities to handle the interface. With the introduction of Genesys T-Server 5.0, applications are able to query the capabilities of the underlying equipment and appropriately adjust their behavior in real time, which enables applications to interoperate across different ACD/PBX environments. The Company's outbound solutions can utilize the capabilities of the ACD/PBX equipment, where available, or a stand-alone server equipped with voice-processing hardware. Currently, the outbound capabilities of Lucent Technologies, Inc., Rockwell and Aspect Telecommunications switches are supported. Genesys also supports a variety of IVR equipment from vendors such as Lucent Technologies, Inc., Northern Telecom, Inc., Periphonics Corporation, Syntellect, Inc., Voicetek, Inc., Edify Corporation, Brite Voice Systems, Intervoice, Inc. and IBM Corporation.

  In order to enable network services, the Media Control Services layer contains drivers for the Public Switched Telephone Network. The Company's software is fully certified on MCI's network as a Customer Access Point solution provider, interfacing to MCI's Gateway 800, as well as the AT&T network as the solution provider for AT&T's Intelligent Call Processing Service (SS7). Genesys has completed the development of the Sprint interface, and is subject to testing and certification.

 Common Application Services

  The Common Application services layer contains a rich set of services that are used to create powerful ECTI client/server applications, whether by the Company, third parties or an organization's information technology departments. The following services are available:

    Stat Server. Stat Server keeps track of vital call center statistics that describe call traffic and agent activities. This service is used for making real-time call routing decisions, as well as for real-time reporting.

    DB Server. DB Server serves as the gateway to different databases. This service is essential for integration with the enterprise computing environment and is used by various applications for call routing, historical reporting and outbound campaign management.

    List Manager. List Manager provides the interface to customer contact information used in outbound campaign management.

    Client Services. Client Services consists of a broad array of services for creating desktop applications and integrating with enterprise business applications such as help desk or sales force automation. Genesys provides the means for integrating different platforms such as Windows 95, Windows NT, Mac O/S, OS/2 and UNIX. Client Services conforms with many standards, including ActiveX, Java, TAPI and CORBA, as well as the Genesys API, T-Lib.

 Management Applications

  The Management Applications layer contains all the facilities required to install, configure, maintain and secure the Company's solutions. As more mission-critical applications depend upon ECTI, this layer facilitates the management of the Genesys solution. A Service Creation Environment is provided to enable customers to configure the Genesys ECTI framework.

  Genesys T-Server 5.0 includes significant new capabilities provided through the addition of Simple Network Management Protocol ("SNMP") support to all Genesys servers. Through SNMP, the Company's platform can integrate with all industry standard network management solutions. Genesys T-Server 5.0 incorporates the Secure Socket Layer ("SSL") security protocol, which enables users to ensure security of sensitive information.

PRODUCTS

  The Company's products allow an organization to optimally manage its customer interactions and employee communications to increase productivity, lower costs and achieve greater customer satisfaction and loyalty. The average selling price for the Genesys platform products ranges from $15,000 to $70,000 per site, plus additional fees based on the number of seats. The average selling price for an application product ranges from $25,000 to $75,000 per site. The Company's typical order size per site ranges from $100,000 to $300,000. In March 1997, the Company announced an enhanced version of its entire product line and renamed certain of these products as described below.

 Platform

  Genesys T-Server. Genesys T-Server, the Company's platform product, is the basis of the Company's software framework. T-Server consists of the Company's ECTI software implemented on industry standard hardware, integrates with most major PBXs, IVRs and ACDs and interoperates with most major computing platforms, operating systems and databases. The Company's platform is designed to scale with increases in the volume of customer inquiries and growth in the number of customer service representatives and geographic locations. T-Server creates a bridge between client/server applications and telephony devices. Features include the ability to transfer voice and data across sites regardless of the switch type, providing the immediate appearance of customer data on the agent's screen (known as a "screen pop"). In March 1997, the Company announced version 5.0 of T-Server, which has unified call model and SNMP support, and which the Company began shipping in the first fiscal quarter of 1997.

  Genesys Interactive-T Software Toolkit. Genesys InterActive-T Software Toolkit is a set of standards-based tools for integration and development of client/server applications on top of the Genesys platform. The Toolkit is compliant with TAPI, CORBA, DCOM, JAVA and ActiveX. In addition, it enables integration with applications from leading enterprise software vendors, such as Clarify, Scopus, Siebel and Vantive.

 Applications--Inbound

  Genesys Call Router. Genesys Call Router is an intelligent, skills-based call routing application. Using the ECTI capabilities embodied within T-Server, calls are routed to the most appropriate agent based on a variety of criteria including ANI (automatic number identification), DNIS (dialed number identification service), customer account information, customer importance, customer preferences, service desired and other business rules and relevant database information. Call Router's client/server architecture allows agent-level routing of call distribution over a multi-site environment. Features of Call Router include the ability to track each agent in the system based on ECTI events to enable performance monitoring, screen pops and routing capability between multiple sites with different kinds of switches. The Company began shipping in the first fiscal quarter of 1997 the 5.0 version of this product under the name Genesys ICD 5.0 (Intelligent Call Distributor) for certain environments. ICD is designed to include an easy-to-use graphical strategy builder to customize routing strategies.

 Applications--Outbound

  Genesys Campaign Manager. Genesys Campaign Manager is an advanced and robust predictive dialing application for outbound call management. Campaign Manager is a scaleable software application that is fully integrated with Genesys inbound and reporting call center applications, providing a truly blended and integrated environment that enables multiple campaigns to be run simultaneously. The call result detection feature of Campaign Manager enables customers to undertake large-scale, high-volume outbound call campaigns while minimizing agent downtime between calls.

 Applications--Reporting

  Genesys Call Center Manager. Genesys Call Center Manager monitors real-time activities across the call center and provides a graphical display of these activities. The product collects data in real time and enables supervisors from their desktops to monitor call activities for the enterprise across a distributed network and observe statistics such as total calls handled by each agent and average call duration. Call Center Manager is the current real-time reporting product offered by Genesys and is expected to be replaced by Call Center Pulse 5.0, which the Company began shipping in the first fiscal quarter of 1997 for certain environments. Call Center Pulse 5.0 is described below in "Products Under Development".

  Genesys Call Concentrator. Genesys Call Concentrator is a historical reporting package that tracks and stores data related to call center activity. The product enables a call to be followed throughout the enterprise from initiation through termination, even if the call is transferred or conferenced. Call Concentrator operates with major databases such as Oracle, Sybase, Informix, DB2 and SQL Server. Reports can be developed by the customer using standard, off the shelf reporting packages. Call Concentrator is expected to be replaced by Genesys DART, which the Company began shipping in the first fiscal quarter of 1997 for certain environments. DART is described below in "Products Under Development."

 Products Under Development

  The Company has various products that are currently in development and plans to complete testing and introduce these products during the second half of 1997. Software products as complex as those currently under development by the Company are subject to frequent delays, and there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new products. Moreover, even if such potential new products are developed and introduced, there can be no assurance that they will achieve any significant degree of market acceptance. Failure to release these or any other potential new products on a timely basis, or failure of these or any other potential new products, if and when released, to achieve any significant degree of market acceptance, could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Genesys Call Center Pulse. Genesys Call Center Pulse is designed as a real-time reporting application for the call center environment and is expected to be a redesign of the Genesys Call Center Manager. Call Center Pulse is designed to include an improved GUI and to incorporate object-based views of agents, groups, and call centers, allowing supervisors to monitor one or more agents or predetermined groups. Call Center Pulse is designed to allow supervisors to visually monitor various information regarding agent activity. This information should enable managers to make real-time activity and resource decisions.

  Genesys DART (Data Analysis And Reporting Tool). Genesys DART is designed to be a historical call center reporting package to replace the Call Concentrator product. Features being designed include built-in reports of call center activity such as reports on agent, group, queue, routing and switch activity. DART is also being designed to enable reporting on business information derived from applications accessed as a result of a customer inquiry. DART incorporates browser-based administration and be accessible from virtually any UNIX, NT, Windows, Macintosh, or OS/2 based machine. DART is being designed to include SNMP support.

  Genesys Video ICD. Genesys Video ICD is being designed to enable a customer with video capability to place a video-call to a call center and be routed, like any other incoming call, to an agent or agent group with video capability. Traditional video-conferencing requires that a call be placed from one predetermined number to another and does not allow calls to be routed.

  Genesys Net Vector. Genesys Net Vector is being designed to integrate the Internet with the call center. An earlier release of the product won the Call Center Magazine Product of The Year award for 1996. Net Vector is designed to allow a customer to click on a Web page and initiate an automatic return call. The call center would then be able to utilize the Company's other ECTI products to intelligently interact with the customer.

CUSTOMERS

  As of June 30, 1997, Genesys had, directly or indirectly through VARs, systems integrators and resellers, licensed its products to more than 125 end-users worldwide. In fiscal 1997, MCI Telecommunications accounted for 11.9% of total revenues. In fiscal 1996, NationsBanc Services, Inc., Wells Fargo & Company and Sixtel accounted for 10.8%, 10.2% and 10.0% of total revenues, respectively. In fiscal 1995, Northern Telecom, Bell Mobility Cellular and Wells Fargo & Company accounted for 12.8%, 11.2% and 11.1% of total revenues, respectively. See "Risk Factors--Customer Concentration".

SALES, MARKETING AND SUPPORT

  The Company's sales and marketing strategy is to target large organizations through its worldwide direct sales force as well as through a broad range of indirect channels, including telecommunications equipment vendors, systems integrators, VARs, ISVs and NSPs. The Company has its sales headquarters in San Francisco, California, and has domestic sales offices located in Colorado, Georgia, Illinois, Massachusetts, New Jersey, New York and Texas and international sales offices or other representation in Canada, the United Kingdom, Japan, France and Australia.

 Direct Sales

  The Company employs a direct sales force to market is products and services worldwide. As of June 30, 1997, the sales force consisted of 35 sales representatives worldwide, of whom 25 were in the U.S. The sales force focuses primarily on large accounts. Sales representatives are assigned quotas and compensated for all license revenues, direct and indirect, generated within their assigned territories. The Company intends to expand its sales capabilities in the future. Many initial sales include a pilot implementation of the Company's products, successful completion of which is typically a prerequisite to full scale deployment. While the sales cycle varies from customer to customer, it typically ranges from three to nine months. See "Risk Factors--Lengthy Sales Cycle".

 Indirect Sales

  In order to enhance its revenue generation and implementation capabilities and extend its market reach, the Company complements its direct sales organization with a network of distribution partners, including systems integrators, value added resellers ("VARs"), telecommunications equipment vendors, network service providers ("NSPs") and independent software vendors ("ISVs"). While the substantial majority of the Company's U.S. sales are direct, a large proportion of international sales are executed via the indirect channel. See "Risk Factors--Dependence on The Third-Party Resellers".

  . VARs and systems integrators such as Broadway & Seymour, Cambridge Technology Partners, BT, NCR and SEMA market, distribute and implement the Company's products. The VARs and systems integrators represent a critical product delivery and implementation channel for the Company.

  . Telecommunications equipment and computer hardware vendors such as NCR, Nortel, Periphonics, Rockwell and Unisys market and distribute Genesys products as part of a packaged solution with their own products.

  . ISV partners such as Scopus, Siebel and Vantive integrate Genesys solutions with their own software products. The Company's ISV relationships are also an important source of sales leads.

  . NSPs such as Ameritech, BT, MCI and NBTel have entered into a broad range of relationships with the Company, including resale of the Company's products and the provision of services utilizing the Company's products.

 International

  Revenues outside of the United States accounted for 35.9%, 36.2% and 30.9% for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The Company currently has sales offices in Canada, the United Kingdom, Japan, France, Germany and Australia, and intends to broaden its international presence. A significant portion of international sales is currently conducted through indirect sales channels. The Company believes that international revenues will continue to represent a significant portion of its total revenues. The ability of the Company to expand internationally, however, is limited to those countries where there is regulatory approval of the third party telephony hardware supported by T-Server. See "Risk Factors Risks-- Associated with International Sales and Operations".

 Support Services

  Support services, which include maintenance, implementation, consulting, installation, training and sales support, are an important element of the Genesys solution. Consulting and systems integration services are provided directly by the Company's systems integration group, as well as through alliances with major systems integrators and VARs. The Company intends to devote additional resources to supporting its customers and providing training to indirect channels as the Genesys platform becomes more widely adopted. There can be no assurance the Company will be successful in its efforts to provide sufficient resources to expand its customer support capabilities. See "Risk Factors--Lengthy Implementation Cycle; Dependence on Third-Party Consultants" and "--Dependence on Third-Party Resellers".

RESEARCH AND DEVELOPMENT

  The market for the Company's products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of its customers. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements, or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, the Company's business, financial condition and results of operations would be materially adversely affected.

  Genesys believes that strong product development capabilities are essential to its strategy of building an industry standard platform, maintaining the competitiveness of its current product suite and adding new features and functionality to the Genesys platform and applications. The Company's product development team consists of professionals with expertise in software, telecommunications and computer hardware. From its founding, the Company has believed that this combination of diverse technical and communications expertise contributes to the highly integrated functionality of its software products and thereby provides the Company with a significant competitive advantage.

  Research and development expenses were $ 8.5 million, $3.7 million and $950,000 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively. The Company's total research and development staff consisted of 112 employees as of June 30, 1997. The Company expects that it will continue to increase research and development expenditures in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The Company's current product development efforts are focused on enhancements to the Genesys platform and on new releases of many of the Company's applications. The Company is also developing a suite of network-based call center solutions that is intended to be offered as a service by local and long-distance telephone service providers, and an application that is intended to perform intelligent, skills-based routing across multiple customer sites. There can be no assurance that these development efforts will be completed within the Company's anticipated schedules or that, if completed, they will have the features necessary to make them successful in the marketplace. Moreover, products as complex as the Company's may contain undetected errors or failures when first introduced or as new versions are released. Errors in new products may be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Future delays in the development or marketing of product enhancements or new products could result in a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Dependence on New Products; Rapid Technological Change" and "Business--Products".

COMPETITION

  The market for the Company's software products is highly competitive and subject to rapid technological change. The Company expects competition to increase significantly in the future. The Company's principal competition currently comes from different market segments including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. These competitors include Aspect, Dialogic, GeoTel, Hewlett-Packard, IBM, IEX, Lucent, Nabnasset, Northern Telecom and Tandem. The Company also competes to a lesser extent with new or recent entrants to the marketplace. The Company's competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, such competitors may be able to respond to new or emerging technologies and changes in customer requirements more expediently than the Company, or to devote greater resources to the development, promotion and sale of products than can the Company. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current or prospective customers. In addition, as the ECTI market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the ECTI market by acquiring or forming strategic alliances with competitors of the Company. Accordingly, it is likely that new competitors or alliances among competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the ECTI market continues to develop and expand. Increased competition is likely to result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, changing customer requirements and competitors' innovations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

INTELLECTUAL PROPERTY

  The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual provisions to protect its proprietary rights. The Company presently holds no patents, and as of June 30, 1997, had filed 27 United States patent applications and three corresponding foreign patent applications. There can be no assurance that any of the Company's patent applications will be approved, that the Company will develop additional proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants and other third-party providers who serve the Company in a technical capacity or who have access to confidential information of the Company. In addition, the Company limits access to, and distribution of, its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy may become a problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries in which the Company currently sells products and countries the Company may target to expand its sales efforts. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology.

  There has also been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "GeoTel Litigation".

EMPLOYEES

  At June 30, 1997, the Company had 371 employees worldwide, of which 112 were primarily engaged in research and development, 71 in customer service, 130 in sales and marketing and 58 in finance and administration. The Company's future performance will depend significantly upon the continued contributions of its executive officers, technical, marketing, sales and customer service and financial personnel and its continuing ability to attract, train and retain highly qualified personnel. Competition for such personnel is intense, and the failure to attract, train and retain such personnel in the future on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's employees is represented by a collective bargaining agreement and the Company has never experienced any work stoppages. See "Risk Factors--Dependence on Key Personnel" and "--Management of Growth".

  As of August 31, 1997, over 20% of the Company's employees, including approximately 70% of the Company's technical staff, are foreign citizens. Accordingly, the Company must comply with the immigration laws of the United States. Most of the Company's foreign employees are working in the United States under H-1 temporary work visas ("H-1 Visas"). An H-1 Visa allows the holder to work in the United States for three years and, thereafter, to apply for a three year extension. Upon the expiration of such period, unless the holder thereof has become a Lawful Permanent U.S. Resident or has obtained some other legal status permitting continued employment, that holder must spend at least one year abroad before reapplying for an H-1 Visa. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the level of immigration into the United States. The inability of the Company to utilize the continued services of such employees would have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

  In addition to the other information contained in this Annual Report, the following additional risk factors should be considered carefully in evaluating the Company and its business.

LIMITED OPERATING HISTORY

  The Company was founded in October 1990 and began shipment of its platform product in 1991. As of June 30, 1997, the Company had an accumulated deficit of approximately $2.0 million. Although the Company was profitable in the quarters ended December 31, 1996, March 31, 1997 and June 30, 1997, there can be no assurance that the Company will remain profitable on a quarterly basis or continue to achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results unreliable. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe prior growth rates are sustainable or indicative of future revenue growth rates or operating results. The Company's prospects must be considered in light of the risks encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend on many factors, including demand for and market acceptance of the Company's products, the level of product and price competition, the ability of the Company to develop, market and deploy new, high- quality products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels, the Company's success in attracting and retaining key personnel, the uncertainty, recent emergence and acceptance of the ECTI market, and technological changes in the ECTI market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

  The Company's quarterly operating results have in the past fluctuated and may in the future fluctuate significantly, depending on a number of factors, many of which are beyond the Company's control, including: market acceptance of the Company products; the Company's ability to develop and market new products and product enhancements; the size, timing and recognition of revenue from significant orders; the length of sales and implementation cycles; competition; the Company's success in establishing indirect sales channels and expanding its direct sales force; the Company's success in retaining and training third party support personnel; the timing of new product releases by the Company and its competitors; the delay or deferral of significant revenues until acceptance of software required by an individual license transaction; technological changes in the ECTI market; the deferral of customer orders in anticipation of new products and product enhancements; purchasing patterns of indirect channel partners and customers; changes in pricing policies by the Company and its competitors; the mix of revenues derived from the Company's direct sales force and various indirect distribution and marketing channels; the mix of revenues derived from domestic and international customers; seasonality; changes in operating expenses; changes in relationships with strategic partners; changes in Company strategy; personnel changes; foreign currency exchange rate fluctuations; the ability of the Company to control its costs; and general economic factors.

  The Company currently operates with limited backlog. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size per site ranges from $100,000 to $300,000; however, several orders during the 1997 fiscal year exceeded $1.0 million each. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring customer acceptance of implementation, the Company does not recognize license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for ECTI software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on its expectations as to future revenues. Consequently, if future revenue levels are below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

LENGTHY SALES CYCLE

  Because of the mission critical-nature of the Company's products, the purchase of such products is typically a strategic decision that requires approval at senior levels of customers' organizations. In addition, the purchase of the Company's products involves a significant commitment of customers' personnel, financial and other resources. Furthermore, the cost of the Company's products is typically only a small portion of the related hardware, software, development, training and integration costs associated with implementing an ECTI solution. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically complex, lengthy and subject to a number of significant risks, including changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which the Company has no control. The Company's sales cycle can range from three to nine months or more and varies substantially from customer to customer. Because of the lengthy sales cycle and the dependence of the Company's quarterly revenues upon a small number of orders that represent large dollar amounts, the loss or delay of a single order could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Sales, Marketing and Support".

LENGTHY IMPLEMENTATION CYCLE; DEPENDENCE ON THIRD PARTY CONSULTANTS

  The time required to deploy the Company's products can vary significantly with the needs of each customer and the complexity of a customer's telecommunications and computing infrastructure. Accordingly, deployment of the Company's products is generally a process that extends for several months and may involve a pilot implementation, successful completion of which is typically a prerequisite for full-scale deployment. Because of their complexity, larger implementations, especially multi-site or enterprise-wide implementations, can take several quarters. The Company generally relies upon internal resources or third-party consultants to implement its products. The Company has experienced difficulty implementing customer orders on a timely basis in the past due to the limited resources available to the Company, although such difficulties have not had a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company will not experience delays in the implementation of orders in the future, that third-party consultants will be available as needed by the Company to implement orders on a timely basis or that consultants will be able to successfully install the Company's products. Any delays in the implementation of orders could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any significant delay in the implementation of a customer order could cause a customer to reject the Company's software, which could impair the Company's reputation. The rejection of the Company's software by one or more customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Marketing and Support".

DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

  The market for the Company's products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of its customers. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements, or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons to develop and market new products or product enhancements in a timely and cost-effective manner, the Company's business, financial condition and results of operations would be materially adversely affected. As part of the

Company's ongoing development process, in March 1997, the Company announced version 5.0 of its T-Server platform software and the potential future release of several new application products and certain enhancements to existing application products. Certain of the Company's competitors currently offer products with features and functionality similar to these planned products and product enhancements. Due to the complexity of ECTI software and the difficulty in gauging the engineering effort required to produce these planned products and product enhancements, such planned products and product enhancements are subject to significant technological risks. There can be no assurance that such planned products and product enhancements will be introduced and deployed on a timely basis or at all. In the past, the Company has experienced significant delays in the commencement of commercial shipments of its new and enhanced products. If any new products or product enhancements are delayed or do not achieve market acceptance, this may result in the cancellation or delay of customer orders which could materially adversely affect the Company's business, financial condition and results of operations. The Company has also, in the past, experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance there will not be significant cancellations of orders received in anticipation of new product introductions in the future.

  The Company's products may contain undetected errors or failures when first introduced or as new versions are released. The Company has in the past discovered software errors in its new products and product enhancements after their introduction and has experienced delays or lost revenues during those periods required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products and product enhancements after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, results of operations and financial condition. See "Business--Products" and "--Research and Development".

COMPETITION

  The market for the Company's software products is highly competitive and subject to rapid technological change. The Company expects competition to increase significantly in the future. The Company's principal competition currently comes from different market segments including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. These competitors include Aspect Telecommunications, Dialogic Corporation, GeoTel Communications Corporation, Hewlett-Packard, IBM Corporation, IEX Corporation, Lucent Technologies, Nabnasset Corporation, Northern Telecom and Tandem Computers Incorporated. The Company also competes to a lesser extent with new or recent entrants to the marketplace. The Company's competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, such competitors may be able to respond to new or emerging technologies and changes in customer requirements more expediently than the Company, or to devote greater resources to the development, promotion and sale of products than can the Company. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current or prospective customers. In addition, as the ECTI market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the ECTI market by acquiring or forming strategic alliances with competitors of the Company. Accordingly, it is likely that new competitors or alliances among competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the ECTI market continues to develop and expand. Increased competition is likely to result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, changing customer requirements and competitors' innovations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

PRODUCT CONCENTRATION

  Substantially all of the Company's revenues to date have been attributable to the license of the Company's platform and related applications software and services and, in particular, revenues from the license of the Company's platform products accounted for 49.3% of total revenues in fiscal 1997. The Company's platform and related applications software and services are currently expected to account for substantially all of the Company's revenues for the foreseeable future. Consequently, a decline in demand for, or failure to achieve broad market acceptance of, the Company's platform and related applications software products, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's application products can only be used in conjunction with the Company's platform products. As a result, a decline in demand for the Company's platform products would materially adversely affect sales of the Company's application products. Furthermore, if customers experience problems with the Company's platform products, it would adversely affect their ability to utilize the Company's application products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its platform and related applications software products. There can be no assurance that the Company will continue to be successful in marketing its platform products, related applications software or any new or enhanced products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Products".

MANAGEMENT OF GROWTH

  The Company has recently experienced a period of significant expansion of its operations, including substantial growth in its number of employees, that has placed a strain upon its management, information systems and operations. As of June 30, 1997, the Company had a total of 371 employees, as compared to approximately 160 on June 30, 1996. The failure of the Company to manage its internal expansion effectively could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to significantly improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee workforce. Seven of the Company's ten executive officers joined the Company within the past year, including its Chief Financial Officer, Vice President of Sales, Vice President of Channels, Vice President of Business Development, Vice President of Product Development, Vice President of Network Services and Vice President of Marketing. The Company's ability to compete effectively and to successfully implement its strategies will depend in part upon its ability to integrate these and future new managers into its operations. Competition for such personnel is intense, and the failure to attract, train and retain such personnel in the future on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, further develop its channels to penetrate different and broader markets and expand its support organization to accommodate the rapid growth in its installed base. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales, Marketing and Support".

DEPENDENCE ON THIRD-PARTY RESELLERS

  An integral part of the Company's strategy is to develop multiple distribution channels, to increase the proportion of its revenue obtained from third-party resellers and to enhance the Company's installation and deployment capabilities. The Company intends to continue to expend significant resources to develop third-party reseller channels, such as value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), systems integrators and independent software vendors ("ISVs"). Many of these third-party resellers do not have minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain of these third-party resellers also offer competing products that they produce or that are produced by third parties. There can be no assurance that the Company's existing third-party resellers will continue to provide the level of services and technical support required by the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of a significant number of the Company's third-party resellers, the failure of such parties to sell the Company's products, or the inability of the Company to attract and retain new third-party resellers with the technical, industry and application expertise required to market and deploy the Company's products successfully in the future could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is successful in increasing its sales through third-party resellers, those sales may be at more discounted rates, and revenue to the Company for each such sale may be less than if the Company had licensed the same products to the customer directly. See "Business--Sales, Marketing and Support".

  The Company is also seeking to establish strategic relationships with telecommunications switch vendors. Certain of these vendors' products offer certain of the functionality provided by the Company's products. In addition, certain of these vendors offer competing products that are produced by third parties. The Company has entered into reseller agreements with certain of the telecommunications switch vendors, including those that compete with the Company. Such switch vendors often attempt to sell their products or third party products, rather than the Company's products, to prospective customers. Many of these switch vendors do not have minimum purchase or resale requirements and can cease marketing the Company's products at any time. There can be no assurance that the telecommunications switch vendors that currently resell the Company's products or partner with the Company will continue to do so in the future. There can also be no assurance that the Company will be able to develop relationships with other switch vendors in the future. The loss of a significant number of the switch vendors or failure of such parties to sell the Company's products or the inability of the Company to attract and retain new switch vendor resellers in the future could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Marketing and Support" and "--Competition".

  A key element of the Company's strategy is to incorporate its products into local and long distance network carriers' product offerings. In the near term, the Company is focused on enabling Network Service Providers ("NSPs") to offer ECTI services to their corporate customers. There can be no assurance that the Company will be able to establish relationships with NSPs, that NSPs will successfully incorporate the Company's products into their product offerings, or that corporate or other customers will be interested in purchasing the Company's products through the NSPs. Failure of the Company to develop this channel for any of the foregoing or other reasons could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Marketing and Support".

GEOTEL LITIGATION

  On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. On June 27, 1997, the Company received correspondence from GeoTel's counsel indicating that GeoTel had determined not to file a request for reexamination at that time, contrary to prior correspondences. Since then, the Company has filed a motion to partition discovery and trial on liability into two phases: a first addressing whether the GeoTel Patent is valid and a second, if necessary, addressing whether any of the Company's products infringe any remaining valid claims of the GeoTel Patent. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with patent counsel, the Company does not believe any of the products described under "Business--Products" infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under "Business--Research and Development", the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

  A relatively small number of customers have accounted for a significant percentage of the Company's revenues. In fiscal 1997, MCI accounted for 11.9% of total revenues. In fiscal 1996, NationsBanc Services, Inc., Wells Fargo & Company and Sixtel accounted for 10.8%, 10.2% and 10.0% of total revenues, respectively. In fiscal 1995, Northern Telecom, Bell Mobility Cellular and Wells Fargo & Company accounted for 12.8%, 11.2% and 11.1% of total revenues, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods, and such customers are expected to vary from period-to-period. In general, the Company's customers are not contractually obligated to license or purchase additional products or services from the Company, and these customers generally have acquired fully-paid licenses to the installed product. As a result, the failure by the Company to successfully sell its products to one or more targeted customers in any particular period, or the deferral or cancellation of orders by one or more customers, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any customer will continue to purchase the Company's products. The loss of a major customer or any reduction in orders by such customer, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales, Marketing and Support".

DEPENDENCE ON EMERGING ECTI MARKET

  The market for ECTI software is an emerging market that is extremely competitive, currently evolving and subject to rapid technological change. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting ECTI solutions. The market for the Company's products is relatively new and undeveloped, and recent customers and prospective customers have little experience with deploying, maintaining or managing ECTI solutions. If the demand for ECTI software fails to develop, or develops more slowly than the Company currently anticipates, it could have a material adverse effect on the demand for the Company's products and on its business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

  For the fiscal years ended June 30, 1997, 1996, and 1995, the Company derived 35.9%, 36.2% and 30.9% of its total revenues, respectively, from sales outside the United States. The Company anticipates that a significant portion of its revenues for the foreseeable future will be derived from sources outside the United States. The Company intends to continue to expand its sales and support operations outside the United States and to enter additional international markets. This will require significant management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel, establish a foreign direct sales force and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, financial condition and results of operations could be materially adversely affected. The Company's ability to expand its ECTI platform and applications software internationally is limited to those countries where there is regulatory approval of the third-party telephony hardware supported by the Company's products. The Company expects to commit additional development resources to customizing its products for selected international markets and to developing international sales and support channels. There can be no assurance that the Company will be successful in expanding its operations outside the United States, entering additional international markets or expanding its international sales. See "Business--Customers" and "--Sales, Marketing and Support".

  International operations are generally subject to a number of risks, including costs of customizing products for foreign countries, protectionist laws and business practices that support local competition to the Company's detriment, dependence on local resellers, multiple, conflicting and changing government regulations regarding communications, use of data and control of Internet access, longer sales and payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside the United States and political and economic instability. The Company's international sales are currently denominated in both U.S. dollars and foreign currencies. The Company believes that an increasing portion of the Company's revenues, cost of revenues and operating expenses will be denominated in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues and operating expenses will be proportionally lower or higher than would be the case in a more stable foreign currency environment. Although the Company may from time to time undertake foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not currently attempt to cover potential foreign currency exposure. In the event the Company increases its international sales, its total revenue may also fluctuate to a greater extent due to the seasonality of European sales during the summer months. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Business--Sales, Marketing and Support".

DEPENDENCE ON KEY PERSONNEL

  The Company's future performance will depend significantly upon the continued contributions of its executive officers and of its technical, sales, marketing, customer service and finance personnel. The Company does not have an employment agreement with any of its employees or maintain key person life insurance with respect to any employee. The loss of any of the Company's executive officers, in particular, Gregory Shenkman, President and Chief Executive Officer, Alec Miloslavsky, Vice Chairman of the Board and Chief Technical Officer or Michael J. McCloskey, Vice President of Finance and International and Chief Financial Officer, or other key personnel could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future performance also depends on its continuing ability to attract, train and retain highly qualified technical, sales, marketing, customer service and finance personnel. The Company continues to require additional personnel due to its recent growth and occasional delays in filling key positions have placed additional burdens on existing personnel. See "Business--Employees" and "Management".

GOVERNMENT REGULATION OF IMMIGRATION

  As of August 31, 1997, over 20% of the Company's employees, including approximately 70% of the Company's technical staff, are foreign citizens. Accordingly, the Company must comply with the immigration laws of the United States. Most of the Company's foreign employees are working in the United States under H-1 temporary work visas ("H-1 Visas"). An H-1 Visa allows the holder to work in the United States for three years and, thereafter, to apply for a three-year extension. Upon the expiration of such period, unless the holder thereof has become a Lawful Permanent U.S. Resident or has obtained some other legal status permitting continued employment, that holder must spend at least one year abroad before reapplying for an H-1 Visa. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the level of immigration into the United States. The inability of the Company to utilize the continued services of such employees would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON ABILITY TO INTEGRATE WITH THIRD-PARTY TECHNOLOGY

  A key element of the Company's strategy is to establish the Genesys framework as a market standard platform for the development of ECTI applications and solutions. The Company's products currently integrate with most major telephone systems and interoperate across most major computing platforms, operating systems and databases. In the event that the Company's platform is no longer able to readily integrate with major telephone systems and computing platforms, operating systems or databases, (for instance, as a result of technology enhancements or upgrades of such systems) the Company could be required to redesign its platform product to ensure compatibility with such systems. There can be no assurance that the Company would be able to redesign its products or that any redesign would achieve market acceptance. The inability of the Company's platform product to integrate with third-party technology would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Architecture" and "--Products".

PRODUCT LIABILITY

  The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions, and that liability limitations may be negotiated in certain contractual agreements on a less favorable basis. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims. The Company does not currently have insurance against product liability risks, and, if the Company were to elect to obtain such insurance, there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business--Architecture" and "--Products".

PROTECTION OF INTELLECTUAL PROPERTY

  The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual provisions to protect its proprietary rights. The Company presently holds no patents, and as of June 30, 1997, had filed 27 United States patent applications and three corresponding foreign patent applications. There can be no assurance that any of the Company's patent applications will be approved, that the Company will develop additional proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants and other third-party providers who serve the Company in a technical capacity or who have access to confidential information of the Company. In addition, the Company limits access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy may become a problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries in which the Company currently sells products and countries the Company may target to expand its sales efforts. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology.

  There has also been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "GeoTel Litigation".

ITEM 2. PROPERTIES

  The Company's headquarters are located in approximately 63,000 square feet of office space in San Francisco, California under a lease, which expires on September 30, 2000. The Company also leases space for its sales and support offices in Colorado, Georgia, Illinois, Massachusetts, New Jersey, New York and Texas, as well as for offices in Canada, the United Kingdom, Japan and Australia. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

GEOTEL LITIGATION

  On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. On June 27, 1997, the Company received correspondence from GeoTel's counsel indicating that GeoTel had determined not to file a request for reexamination at that time, contrary to prior correspondences. Since then, the Company has filed a motion to partition discovery and trial on liability into two phases: a first addressing whether the GeoTel Patent is valid and a second, if necessary, addressing whether any of the Company's products infringe any remaining valid claims of the GeoTel Patent. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T-Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with patent counsel, the Company does not believe any of the products described under "Business--Products" infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under "Business--Research and Development", the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                              EXECUTIVE OFFICERS

  The executive officers of the Company and their respective ages and positions as of June 30, 1997 are as follows:

  NAME                      AGE                     POSITION
  ----                      ---                     --------
Gregory Shenkman...........  35 President, Chief Executive Officer and Director
                                Vice Chairman of the Board, Director and Chief
Alec Miloslavsky...........  34  Technical Officer
                                Vice President, Finance and International, Chief
Michael J. McCloskey.......  41  Financial Officer and Secretary
Richard DeGolia............  47 Vice President, Business Development
Seth Homayoon..............  49 Vice President, Network Services
John Metcalfe..............  46 Vice President, Marketing
John McNulty...............  50 Vice President, Channels
Igor Neyman................  39 Vice President, Advanced Development
Yuri Shtivelman............  41 Vice President, Product Development
William Wesemann...........  40 Vice President, Sales

--------
  Mr. Shenkman co-founded the Company and has served as its President and Chief Executive Officer since the Company's formation in October 1990 and as a director since January 1993.

  Mr. Miloslavsky co-founded the Company and has served as its Chief Technical Officer since the Company's formation in October 1990, as a director since January 1993 and as Vice Chairman of the Board since March 1997. Prior to co-founding the Company, Mr. Miloslavsky worked as an independent software consultant.

  Mr. McCloskey joined the Company in September 1996 as its Vice President, Finance and International, Chief Financial Officer and Secretary. Also, effective September 1997, Mr. McCloskey was appointed Chief Operating Officer of the Company. From May 1995 to September 1996, Mr. McCloskey served as Vice President, Finance, Chief Financial Officer and Vice President, Operations at Network Appliance, Inc., a network data storage device company. From September 1993 to May 1995, he served as Executive Vice President, Chief Financial Officer at Digital Microwave, a telecommunications company. From September 1991 to September 1993, Mr. McCloskey was the Chief Operating Officer and a member of the Board of Directors of Wavefront Technologies, a 3-D graphics visualization software development company. From September 1986 to September 1991, he served as Chief Financial Officer at Everex Systems, Inc., a computer equipment company. Mr. McCloskey holds a B.S. in business administration from Santa Clara University.

  Mr. DeGolia joined the Company in September 1996 as Vice President, Business Development. From August 1985 to September 1996, Mr. DeGolia was an attorney with Wilson, Sonsini, Goodrich & Rosati, PC, a law firm located in Silicon Valley. Mr. DeGolia holds a B.A. in American Studies from the University of California at Berkeley and a J.D. from Harvard University.

  Mr. Homayoon joined the Company in June 1996 as Vice President, Marketing and became Vice President, Network Services in March 1997. From 1976 to 1996, Mr. Homayoon was employed by Northern Telecom Limited ("Northern Telecom"), a telecommunications company, in various capacities, including General Manager of CTI and Desktop Applications, as well as Vice President, Marketing of the FiberWorld products division. Mr. Homayoon holds a B.S. in engineering from McGill University.

  Mr. Metcalfe joined the Company as Vice President, Marketing in June 1997. From June 1987 until June 1997, Mr. Metcalfe was employed at Silicon Graphics Inc., most recently as Vice President Intercontinental and prior to that as Vice President of Entry Systems Marketing. From September 1976 until June 1987, Mr. Metcalfe held a variety of positions at Hewlett-Packard Company both in Europe and in the U.S., including Marketing Operations Manager Europe and Director of Office Automation Marketing. Mr. Metcalfe holds a B.S. in Computer Science from Heriott-Watt University in Edinburgh, Scotland.

  Mr. McNulty joined the Company in February 1997 as Vice President, Channels. Prior to joining the Company, from July 1993 to February 1997, Mr. McNulty served as Director of Enterprise Programs at Intel Corporation, a semiconductor company. From July 1989 to June 1993, Mr. McNulty served as President and Chief Executive Officer of Rose Communications, Inc., a wireless telephone company. Prior to that, he served as President and Chief Executive Officer for Integrated Solutions, Inc., a real-time systems company. Mr. McNulty holds an associate's degree from RCA Technical Institute.

  Mr. Neyman joined the Company in December 1990 and has served as Vice President, Advanced Development since October 1993. Prior to joining the Company, Mr. Neyman served as Director of Engineering for the Academy of Science Research Institute in Moscow. Mr. Neyman holds an M.S. in computer science from Moscow University.

  Mr. Shtivelman joined the Company in July 1996 as Vice President, Product Development. From 1986 to 1996, Mr. Shtivelman was employed in various capacities by Northern Telecom, most recently as Assistant Vice President, Meridian 1 Advanced Technology. Mr. Shtivelman holds an M.S. in mathematics from Moscow University.

  Mr. Wesemann joined the Company in May 1996 as Vice President, Sales. Prior to joining the Company, Mr. Wesemann served as Vice President, Sales and Professional Services at ParcPlace Systems, Inc., a software development tools company, from December 1994 to May 1996. From May 1993 to December 1994, Mr. Wesemann served as Vice President, Sales at NeXT Computer Inc., a software development tools company, and from March 1989 to May 1993, he served as Vice President, Sales and Marketing and as a member of the Board of Directors of Viewpoint Systems, Inc., a software development tools company. Mr. Wesemann holds a B.A. in marketing from Glassboro State College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock commenced trading on the Nasdaq National Market on June 16, 1997 and is traded under the symbol "GCTI". As of June 30, 1997, there were approximately 125 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                                  HIGH   LOW
                                                                 ------ ------
   Fiscal 1997..................................................
   Fourth Quarter*.............................................. $32.25 $18.00**

--------
 * Commencing June 16, 1997
** Initial public offering price

  The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying and cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the three years in the period ended June 30, 1997 and the consolidated balance sheet data at June 30, 1997 and 1996, are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Annual Report on Form 10-K that have been audited by and reported on by Arthur Andersen, LLP, independent public accountants, and should be read in conjunction with those consolidated financial statements and notes thereto. The consolidated balance sheet data at June 30, 1995 and 1994, and the consolidated statement of operations data for fiscal 1994 are derived from audited consolidated financial statements not included herein. The consolidated statement of operations data for the year ended June 30, 1993 and the consolidated balance sheet data at June 30, 1993, are derived from unaudited consolidated financial statements that include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth therein.

                                              YEAR ENDED JUNE 30,
                                    --------------------------------------------
                                      1997     1996     1995     1994     1993
                                    -------- --------  -------  -------  -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues:
 License..........................  $ 30,800 $  7,369  $ 3,077  $   460  $   --
 Service..........................     4,089    1,950    1,403    1,272     956
                                    -------- --------  -------  -------  ------
 Total revenues...................    34,889    9,319    4,480    1,732     956
Cost of revenues:
 License..........................     1,494      308      123       23      --
 Service..........................     3,881    2,568    1,190      595     352
                                    -------- --------  -------  -------  ------
 Total cost of revenues...........     5,375    2,876    1,313      618     352
                                    -------- --------  -------  -------  ------
Gross margin......................    29,514    6,443    3,167    1,114     604
Operating expenses:
 Research and development.........     8,545    3,673      959      578     357
 Sales and marketing..............    15,240    3,030      705      162      --
 General and administrative.......     3,783    2,979    1,343      534     503
                                    -------- --------  -------  -------  ------
 Total operating expenses.........    27,568    9,682    3,007    1,274     860
                                    -------- --------  -------  -------  ------
Income (loss) from operations.....     1,946   (3,239)     160     (160)   (256)
Interest and other income
 (expense), net...................       320      (88)      (6)      23      (8)
                                    -------- --------  -------  -------  ------
Income before provision for income
 taxes............................     2,266   (3,327)     154     (137)   (264)
Provision for income taxes........       650       --       --       --      --
                                    -------- --------  -------  -------  ------
Net income (loss).................  $  1,616 $ (3,327) $   154  $  (137) $ (264)
                                    ======== ========  =======  =======  ======
Pro Forma net income (loss) per
 share(1).........................  $   0.07 $  (0.18)
                                    ======== ========
Pro Forma weighted average common
 shares and equivalents(1)........    22,300   18,644
                                    ======== ========

                                                      JUNE 30,
                                         ------------------------------------
                                          1997    1996    1995   1994   1993
                                         ------- ------- ------  -----  -----
CONSOLIDATED BALANCE SHEET DATA (IN
 THOUSANDS):
Cash and cash equivalents............... $47,180 $ 5,926 $  203  $ 253  $  37
Working capital (deficiency)............  50,288   4,609   (515)  (476)  (131)
Total assets............................  79,373  11,961  2,256    689    151
Long-term obligations...................     377     404     57     --      2
Shareholders' equity (deficit)..........  60,440   5,460   (245)  (404)  (267)

--------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company was incorporated in October 1990, and prior to shipping its first product, the Company generated revenues primarily from one-time consulting projects. In 1991, the Company began shipping its platform software product. From 1991 to 1994, the Company transitioned from a consulting services company to a product company. During this transition, the Company expanded the scope of its platform products and added several applications to its product offerings.

  Most of the Company's revenues to date have been derived from one-time license fees from customers who have received a perpetual license to the Company's products. License fees are generally based on the specific products licensed and are determined on either a per site or per user basis. The Company's license revenues have increased as a percentage of total revenues, representing 88.3%, 79.1% and 68.7% of total revenues in fiscal 1997, 1996 and 1995, respectively. The Company currently expects that license revenues will continue to account for a substantial majority of the Company's revenues for the foreseeable future. The remainder of revenues are expected to be primarily attributable to maintenance and other service revenues, including consulting and training revenues. As a result, factors adversely affecting the pricing of or demand for the Company's licensed software products would have a material adverse effect on the Company's business, financial condition and results of operations.

  Substantially all of the Company's revenues to date have been attributable to the license of the Company's platform and related applications software and services and, in particular, revenues from the license of the Company's platform products accounted for 49.3% of total revenues in fiscal 1997. The Company's platform and related applications and services are currently expected to account for substantially all of the Company's revenues for the foreseeable future. Consequently, a decline in demand for, or failure to achieve broad market acceptance of, the Company's platform and related applications software products, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's application products can only be used in conjunction with the Company's platform products. As a result, a decline in demand for the Company's platform products would adversely affect sales of the Company's application products. Furthermore, if customers experience problems with the Company's platform products, it may limit the customers' ability to utilize the Company's application products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its platform and related applications software products. There can be no assurance that the Company will continue to be successful in marketing its platform products, related applications software or any new or enhanced products.

  License revenues are recognized upon execution of a license agreement by the parties and shipment of the product if no significant obligations remain and collection of the resulting receivable is probable. Fees for consulting and training services are generally charged separately from the Company's software products and are recognized as the services are performed. Maintenance revenues primarily consist of fees for ongoing support and product updates, are generally determined as a percentage of license fees, and are recognized ratably over the term of the maintenance contracts, which to date have typically ranged from 12 to 24 months. For all periods presented, the Company has recognized revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition". See Note 2 of Notes to Consolidated Financial Statements.

  A relatively small number of customers have accounted for a significant percentage of the Company's revenues in each fiscal year. In fiscal 1997, one customer accounted for 11.9% of total revenues; in fiscal 1995, three other customers accounted for 11.1%, 11.2% and 12.8% of total revenues, respectively; and in fiscal 1996, one of these customers and two other customers accounted for approximately 10.2%, 10.0% and 10.8% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers will continue to account for a large percentage of revenues for the foreseeable future. The decision to license the Company's software products is typically an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and typically involves substantial integration efforts, which may be performed by the Company, the customer or third-party vendors. The cost of the Company's product is typically only a small portion of the related hardware, software, development, training and integration costs of implementing an ECTI solution. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company markets its products in North America primarily through its direct sales force and internationally through VARs and, to a lesser extent, through its direct sales force. International revenues accounted for 35.9%, 36.2%, and 30.9% of total revenues in fiscal 1997, 1996 and 1995, respectively. The Company is increasing its international sales force, primarily in Europe and the Asia Pacific region, and is seeking to establish distribution relationships with appropriate strategic partners. As a result, failure to increase international sales could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects international revenues to account for an increasing portion of total revenues in the future.

  The Company's revenues have increased in each of the last eight quarters, although the Company's limited operating history makes the prediction of future operating results unreliable. In addition, given its limited operating history and recent rapid growth, historical growth rates cannot be relied upon as indicative of future growth, if any. Prior growth rates in the Company's revenues should not be considered indicative of future revenue growth rates or operating results. Future operating results will depend upon many factors, including the demand for and market acceptance of the Company's products, the level of product and price competition, the ability of the Company to develop, market and deploy new, high-quality products and control costs, the ability of the Company to expand its direct sales force and indirect distribution channels, the Company's success in attracting and retaining key personnel, the uncertainty, recent emergence and acceptance of the ECTI market and technological changes in the ECTI market. There can be no assurance that any of the Company's business or strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the years and periods indicated.

                                                        YEAR ENDED JUNE 30,
                                                        -----------------------
                                                         1997    1996     1995
                                                        ------  ------   ------
   Revenues:
     License...........................................   88.3%   79.1%    68.7%
     Service...........................................   11.7    20.9     31.3
                                                        ------  ------   ------
       Total revenues..................................  100.0   100.0    100.0
                                                        ------  ------   ------
   Cost of revenues:
     License...........................................    4.3     3.3      2.7
     Service...........................................   11.1    27.6     26.6
       Total cost of revenues..........................   15.4    30.9     29.3
                                                        ------  ------   ------
   Gross margin........................................   84.6    69.1     70.7
                                                        ------  ------   ------
   Operating expenses:
     Research and development..........................   24.5    39.4     21.4
     Sales and marketing...............................   43.7    32.5     15.7
     General and administrative........................   10.8    32.0     30.0
                                                        ------  ------   ------
       Total operating expenses........................   79.0   103.9     67.1
                                                        ------  ------   ------
   Income (loss) from operations.......................    5.6   (34.8)     3.6
   Interest and other income (expense), net............    0.9    (0.9)    (0.1)
                                                        ------  ------   ------
   Income (loss) before provision for income taxes.....    6.5   (35.7)     3.5
   Provision for income taxes..........................    1.9     --       --
                                                        ------  ------   ------
   Net income (loss)...................................    4.6%  (35.7)%    3.5%
                                                        ======  ======   ======

 Revenues

  License. License revenues were $30.8 million, $7.4 million and $3.1 million in fiscal 1997, 1996 and 1995, respectively, representing increases of 318.0% from fiscal 1996 to fiscal 1997, and 140% from fiscal 1995 to fiscal 1996. These increases were due to the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. License fees as a percentage of total annual revenues have increased consistently since fiscal 1995 as the Company has expanded its software product suite and has engaged in fewer consulting service engagements, which were a more significant part of its business from inception through fiscal 1994. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

  Service. Service revenues primarily comprise fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues were $4.1 million, $2.0 million and $1.4 million, in fiscal 1997, 1996 and 1995, respectively, representing increases of 109.7% from fiscal 1996 to fiscal 1997 and 39% from fiscal 1995 to fiscal 1996. The Company's software license agreements often provide for maintenance and for consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

  Service revenues have decreased as a percentage of total revenues from fiscal 1995 to fiscal 1997, due principally to a significant increase in licensing of the Company's products. If the Company is successful in implementing its strategy of encouraging third-party organizations such as systems integrators to undertake a greater percentage of implementation of the Company's products, service revenues may decrease as a percentage of total revenues, while maintenance as a percentage of total revenues is expected to increase. The Company does not believe that the historical growth rates of service revenues will be sustainable or are indicative of future results.

 Cost of Revenues

  License. Cost of license revenues includes the costs of product media, product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $1.5 million, $308,000 and $123,000 in fiscal 1997, 1996 and 1995, respectively. These increases in absolute dollar amounts relate primarily to increases in the volume of products shipped by the Company, and the resulting increases in documentation material costs and personnel necessary to assemble and ship the products.

  Service. Cost of service revenues primarily comprise employee-related costs incurred in providing consulting, post-contract support and training services. Cost of service revenues were $3.9 million, $2.6 million and $1.2 million in fiscal 1997, 1996 and 1995, respectively. These increases in absolute dollars were due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The Company increased the number of consulting, maintenance, training and shipping personnel significantly during fiscal 1996 in anticipation of higher sales activity, and, as a result, in fiscal 1996 the Company incurred a negative gross margin from service revenues. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

 Operating Expenses

  The Company's operating expenses were $27.6 million, $9.7 million and $3.0 million, or 79.0%, 103.9% and 67.1% of total revenues in fiscal 1997, 1996 and 1995, respectively.

  Research and Development. Research and development expenses were $8.5 million, $3.7 million and $959,000, or 24.5%, 39.4% and 21.4% of total revenues in fiscal 1997, 1996 and 1995, respectively. These expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

  Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $450,000 of software development costs incurred during fiscal 1997 related to the release of its 5.0 product suite. Costs that were eligible for capitalization in fiscal 1996 and 1995 were insignificant, and accordingly the Company charged all software development costs to research and development expense in these periods.

  Sales and Marketing. Sales and marketing expenses were $15.2 million, $3.0 million and $705,000, representing 43.7%, 32.5% and 15.7% of total revenues in fiscal 1997, 1996 and 1995, respectively. These expenses increased in absolute dollars primarily due to the Company's investment in building a direct sales force in North America and, to a lesser extent, in Europe. From July 1, 1995 to June 30, 1997, the Company increased the number of its sales and marketing personnel from approximately 6 to 130 worldwide, and incurred higher commission expenses related to higher sales levels. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company expects to continue to expand its direct sales and marketing efforts and to develop a significant channel sales organization, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

  General and Administrative. General and administrative expenses were $3.8 million, $3.0 million and $1.3 million, or 10.8%, 32.0% and 30.0% of total revenues in fiscal 1997, 1996 and 1995, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. In addition, during fiscal 1996 the Company recorded a provision for bad debts totaling approximately $410,000 related to the increased sales activity and related receivables, and incurred higher legal costs associated primarily with general corporate matters, trademark matters and patent filings. The Company expects to continue to increase its allowance for doubtful accounts as its revenue levels and accounts receivable increase. During fiscal 1996, the Company incurred higher consulting expenses related primarily to the engagement of temporary financial personnel, which expenses were reduced in fiscal 1997 upon the hiring of the Company's Chief Financial Officer and other finance personnel. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization, and, accordingly, it expects general and administrative expenses to continue to increase in absolute dollars.

 Provision for Income Taxes

  The Company did not incur state or federal income taxes in fiscal 1996 or 1995 due to operating losses incurred during those periods. The provision for income taxes for the year ended June 30, 1997 is based on an effective tax rate of approximately 28% which reflects the estimated realization of deferred tax assets, primarily net operating loss carryforwards and research and development tax credit carryforwards. The Company has net deferred tax assets totaling approximately $1.1 million as of June 30, 1997. The Company has recorded a valuation allowance for a portion of its net deferred tax assets related to uncertainties regarding the realization of certain assets. These uncertainties include the limited operating history of the Company, a recent history of losses and the variability of operating results. See Note 11 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  In June 1997, the Company completed its initial public offering in which it raised approximately $41.2 million from the sale of 2,375,000 shares of common stock and the exercise of certain Warrants. Prior to its initial public offering, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds from related party advances, a $1.5 million term note (of which $900,000 was converted into Series A Preferred Stock) and the private sale of Preferred Stock. Prior to its initial public offering, the Company had raised $17.2 million from the sale of Preferred Stock. At June 30, 1997, the Company's primary sources of liquidity included cash and cash equivalents of $47.2 million and a $3.0 million line of credit agreement. Under the terms of the line of credit agreement, the Company may borrow up to $3.0 million under a revolving line of credit, which includes sublimits of $500,000 for equipment purchases and $500,000 for letters of credit. As of June 30, 1997, the Company had no borrowings outstanding under the line of credit. The line of credit is secured by substantially all of the Company's assets. Advances under the line of credit are limited to 80% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5% for line of credit borrowings and 1.0% for borrowings under the equipment sublimit. The line of credit contains provisions that prohibit the payment of cash dividends and require the maintenance of certain financial covenants, with which the Company is in compliance. See Note 7 of Notes to Consolidated Financial Statements.

  The Company used cash for operating activities of $381,000 and $2.5 million in fiscal 1997 and 1996, respectively, and generated cash from operating activities of $295,000 in fiscal 1995. The increased use of cash for operating activities in fiscal 1997 is attributable primarily to an increase in accounts receivable of approximately $13.3 million, offset in part by an increase in deferred revenues of approximately $7.4 million.

  The Company used cash for the purchase of property and equipment totaling $8.3 million, $1.2 million and $227,000 in fiscal 1997, 1996 and 1995, respectively.

  The Company generated cash of $49.9 million from financing activities in fiscal 1997 primarily related to its initial public offering and the sale of Series C Preferred Stock. The Company generated cash of $9.4 million from financing activities in fiscal 1996, primarily related to the sales of Series A and Series B Preferred Stock, and the Company used cash of $118,000 for financing activities in fiscal 1995 related to the repayment of related party loans.

  The Company has established subsidiaries in foreign countries, including the United Kingdom, France, Canada, Russia, Japan and Australia, which function primarily as sales offices in those locations. The Company expects to establish offices in other foreign countries as it continues to expand its international operations. The capital expenditures necessary to establish a foreign office are not significant, and, accordingly, the Company does not expect that the establishment of these subsidiaries will have a material adverse effect on its liquidity and capital resources.

  In connection with the sale of Series C Preferred Stock, the Company has committed to the expenditure of approximately $1.0 million toward the development of certain call center technology. The Company's commitment is cancelable by the Company in the event it encounters unforeseen technical obstacles or business challenges. The Company does not believe that this commitment will have a material adverse effect on its liquidity and capital resources.

  The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and capital requirements for at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements:

   PAGE                               DESCRIPTION
   ----                               -----------
    34  Report of Independent Public Accountants
    35  Consolidated Balance Sheets--June 30, 1997 and 1996
        Consolidated Statements of Operations for the years ended June 30,
    36   1997, 1996 and 1995
        Consolidated Statements of Shareholders' Equity (Deficit) for the years
    37   ended June 30, 1997, 1996 and 1995
        Consolidated Statements of Cash Flows for the years ended June 30,
    38   1997, 1996 and 1995
    39  Notes to Consolidated Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genesys Telecommunications Laboratories, Inc.:

  We have audited the accompanying consolidated balance sheets of Genesys Telecommunications Laboratories, Inc. (a California Corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesys Telecommunications Laboratories, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

San Jose, California
July 14, 1997

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 JUNE 30,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................. $47,180  $ 5,926
  Accounts receivable, net of allowance for doubtful accounts
   of $377 and $426, respectively............................  17,861    4,607
  Prepaid expenses and other.................................   3,843      173
                                                              -------  -------
    Total current assets.....................................  68,884   10,706
PROPERTY AND EQUIPMENT, at cost, net of accumulated
 depreciation and amortization...............................   7,265    1,224
OTHER ASSETS:
  Goodwill, net of amortization..............................   1,993      --
  Other......................................................   1,231       31
                                                              -------  -------
                                                              $79,373  $11,961
                                                              =======  =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Advances from related parties.............................. $   --   $    25
  Current portion of long-term obligations...................     411       37
  Accounts payable...........................................   2,320    1,113
  Accounts payable to related parties........................     --       268
  Accrued payroll and related benefits.......................   1,320      625
  Other accrued liabilities..................................   4,001      948
  Deferred revenues..........................................  10,504    3,081
                                                              -------  -------
    Total current liabilities................................  18,556    6,097
                                                              -------  -------
LONG-TERM OBLIGATIONS, net of current portion................     377       37
                                                              -------  -------
CONVERTIBLE DEBT TO RELATED PARTY............................     --       367
                                                              -------  -------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value..............................
    Authorized--5,000,000....................................
    Issued and outstanding--none in 1997 and 2,797,878 in
     1996....................................................     --     8,995
  Common stock, no par value:
    Authorized--120,000,000 shares
    Issued and outstanding--19,833,084 shares in 1997 and
     11,319,000 shares in 1996...............................  64,408      227
  Shareholder notes receivable...............................    (434)    (112)
  Cumulative translation adjustment..........................     124      --
  Deferred stock compensation................................  (1,697)     (73)
  Accumulated deficit........................................  (1,961)  (3,577)
                                                              -------  -------
    Total shareholders' equity...............................  60,440    5,460
                                                              -------  -------
                                                              $79,373  $11,961
                                                              =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                FOR THE YEARS ENDED JUNE 30,
                                                ------------------------------
                                                  1997      1996       1995
                                                --------- ---------  ---------
REVENUES:
  License...................................... $  30,800 $   7,369  $  3,077
  Service......................................     4,089     1,950     1,403
                                                --------- ---------  --------
    Total revenues.............................    34,889     9,319     4,480
                                                --------- ---------  --------
COST OF REVENUES:
  License......................................     1,494       308       123
  Service......................................     3,881     2,568     1,190
                                                --------- ---------  --------
    Total cost of revenues.....................     5,375     2,876     1,313
                                                --------- ---------  --------
GROSS MARGIN...................................    29,514     6,443     3,167
                                                --------- ---------  --------
OPERATING EXPENSES:
  Research and development.....................     8,545     3,673       959
  Sales and marketing..........................    15,240     3,030       705
  General and administrative...................     3,783     2,979     1,343
                                                --------- ---------  --------
    Total operating expenses...................    27,568     9,682     3,007
                                                --------- ---------  --------
INCOME (LOSS) FROM OPERATIONS..................     1,946    (3,239)      160
OTHER INCOME (EXPENSE):
  Interest income (expense), net...............       195       --        (17)
  Other, net...................................       125       (88)       11
                                                --------- ---------  --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX-
 ES............................................     2,266    (3,327)      154
PROVISION FOR INCOME TAXES.....................       650       --        --
                                                --------- ---------  --------
NET INCOME (LOSS).............................. $   1,616 $  (3,327) $    154
                                                ========= =========  ========
PRO FORMA NET INCOME (LOSS) PER SHARE.......... $    0.07 $   (0.18)
                                                ========= =========
PRO FORMA WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES.............................    22,300    18,644
                                                ========= =========


  The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                   TOTAL
                    PREFERRED STOCK        COMMON STOCK       SHAREHOLDER CUMULATIVE    DEFERRED               SHAREHOLDERS'
                  --------------------  --------------------     NOTES    TRANSLATION    STOCK     ACCUMULATED    EQUITY
                    SHARES     AMOUNT     SHARES     AMOUNT   RECEIVABLE  ADJUSTMENT  COMPENSATION   DEFICIT     (DEFICIT)
                  ----------  --------  -----------  -------  ----------- ----------- ------------ ----------- -------------
BALANCES, JUNE
30, 1994.........        --        --     1,200,000        2        (2)       --            --          (404)        (404)
 Issuances of
 Common Stock....        --        --     5,601,000       21       (16)       --            --           --             5
 Net income......        --        --           --       --        --         --            --           154          154
                  ----------  --------  -----------  -------     -----       ----       -------      -------      -------
BALANCES, JUNE
30, 1995.........        --        --     6,801,000       23       (18)       --            --          (250)        (245)
 Issuance of
 Common Stock....        --        --     4,914,000      138      (102)       --            --           --            36
 Issuance of
 Series A
 Preferred
 Stock...........    900,000     1,995          --       --        --         --            --           --         1,995
 Issuance of
 Series B
 Preferred
 Stock...........  1,897,878     7,000          --       --        --         --            --           --         7,000
 Repurchase of
 Common Stock....        --        --      (396,000)      (9)      --         --            --           --            (9)
 Payments on
 shareholder
 notes
 receivable......        --        --           --       --          8        --            --           --             8
 Deferred stock
 compensation....        --        --           --        75       --         --            (75)         --           --
 Amortization of
 deferred stock
 compensation....        --        --           --       --        --         --              2          --             2
 Net loss........        --        --           --       --        --         --            --       (3,327)       (3,327)
                  ----------  --------  -----------  -------     -----       ----       -------      -------      -------
BALANCES, JUNE
30, 1996.........  2,797,878     8,995   11,319,000      227      (112)       --            (73)      (3,577)       5,460
 Exercise of
 stock options...        --        --       895,561      347      (108)       --            --           --           239
 Issuances of
 Common Stock....        --        --       608,500      466      (234)       --            --           --           232
 Issuance of
 Common Stock in
 connection with
 initial public
 offering........        --        --     2,375,000   38,268       --         --            --           --        38,268
 Issuance of
 Common Stock in
 connection with
 the acquisition
 of a
 subsidiary......        --        --       675,000    2,025       --         --            --           --         2,025
 Issuance of
 Series C
 Preferred
 Stock...........    854,363     9,101          --       --        --         --            --           --         9,101
 Exercise of
 Warrants........        --        --       420,282    2,500       --         --            --           --         2,500
 Conversion of
 Preferred Stock
 into Common
 Stock........... (3,652,241)  (18,096)   3,652,241   18,096       --         --            --           --           --
 Issuance of
 Common Stock
 Warrants........        --        --           --       650       --         --            --           --           650
 Repurchase of
 Common Stock....        --        --      (112,500)      (9)      --         --            --           --            (9)
 Cumulative
 translation
 adjustment......        --        --           --       --        --         124           --           --           124
 Payment on
 shareholder
 notes
 receivable......        --        --           --       --         20        --            --           --            20
 Deferred stock
 compensation....        --        --           --     1,838       --         --         (1,838)         --           --
 Amortization of
 deferred stock
 compensation....        --        --           --       --        --         --            214          --           214
 Net income......        --        --           --       --        --         --            --         1,616        1,616
                  ----------  --------  -----------  -------     -----       ----       -------      -------      -------
BALANCES, JUNE
30, 1997.........        --   $    --    19,833,084  $64,408     $(434)      $124       $(1,697)     $(1,961)     $60,440
                  ==========  ========  ===========  =======     =====       ====       =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         FOR THE YEARS
                                                         ENDED JUNE 30,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................ $  1,616  $(3,327) $   154
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Common stock issued for services rendered......      --       --         1
    Amortization of deferred stock compensation....      214        2      --
    Depreciation and amortization..................    1,379      264       56
    Provision for doubtful accounts................      212      410        4
    Changes in operating assets and liabilities:
      Accounts receivable..........................  (13,466)  (3,342)  (1,324)
      Prepaid expenses and other...................   (2,446)    (122)     (43)
      Accounts payable.............................    1,207      278      631
      Accounts payable to related parties..........     (268)     268      --
      Accrued payroll and related benefits.........      695      499      126
      Other accrued liabilities....................    3,053      614        2
      Deferred revenues............................    7,423    1,994      688
                                                    --------  -------  -------
        Net cash provided by (used in) operating
         activities................................     (381)  (2,462)     295
                                                    --------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............   (7,120)  (1,161)    (227)
  Increase in other assets.........................   (1,055)     (31)     --
  Cost to acquire subsidiary.......................     (100)     --       --
                                                    --------  -------  -------
        Net cash used in investing activities......   (8,275)  (1,192)    (227)
                                                    --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit................    2,000      --       --
  Repayment of bank line of credit.................   (2,000)     --       --
  Principal payments on long-term obligations......      (49)     (34)      (4)
  Proceeds from advances from related parties......      --       720      105
  Repayments of advances from related parties......      (25)    (706)    (224)
  Proceeds from convertible debt to related par-
   ties............................................      --       367      --
  Repayment of convertible debt to related par-
   ties............................................     (367)     --       --
  Proceeds from promissory note....................      --     1,500      --
  Repayment of promissory note.....................      --      (600)     --
  Repayment of shareholder notes receivable........       20        8      --
  Repurchases of Common Stock......................       (9)     --       --
  Proceeds from sales of preferred stock...........    9,101    8,095      --
  Proceeds from sales of common stock..............   41,239       27        5
                                                    --------  -------  -------
        Net cash provided by (used in) financing
         activities................................   49,910    9,377     (118)
                                                    --------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................   41,254    5,723      (50)
CASH AND CASH EQUIVALENTS:
  Beginning of Period..............................    5,926      203      253
                                                    --------  -------  -------
  End of Period.................................... $ 47,180  $ 5,926  $   203
                                                    ========  =======  =======
ADDITIONAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Repayment of convertible debt with issuance of
   preferred stock................................. $    --   $   900  $   --
  Equipment capital lease..........................      175       24       84
  Prepaid insurance financing......................      588      --       --
  Common Stock issued to acquire subsidiary........    2,193      --       --
  Fair market value of warrants issued.............      650      --       --
  Conversion of preferred stock into common stock..   18,096      --       --
  Issuance of Common Stock for shareholder notes
   receivable......................................      342      120       18

  The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

1. THE COMPANY:

  Genesys Telecommunications Laboratories, Inc. (formerly Enhanced Voice Processing, Inc.), was incorporated in California on October 11, 1990. During fiscal 1995, Genesys Telecommunications Laboratories, Inc. established a wholly-owned subsidiary in the United Kingdom, and in fiscal 1996 it established a wholly-owned subsidiary in Russia. Also in fiscal 1996, Genesys Telecommunications Laboratories, Inc. entered into a joint venture in Canada through which it owned 51% of a Canadian corporation, Genesys Laboratories Canada, Inc. In February 1997, Genesys Telecommunications Laboratories, Inc. acquired the remaining 49% of Genesys Laboratories Canada, Inc. In fiscal 1997, Genesys Telecommunications Laboratories, Inc. established wholly-owned subsidiaries in Australia, France and Japan.

  Genesys Telecommunications Laboratories, Inc. and subsidiaries (the "Company") operate in a single industry segment and are involved in the design, development, marketing and support of a suite of Enterprise Computer Telephony Integration ("ECTI") products, including platform and applications software that enable organizations to integrate critical business information and computing resources with telephony and other telecommunications media. The Company's products are marketed primarily in North America, Europe and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

  The consolidated financial statements include the accounts of Genesys Telecommunications Laboratories, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

 Foreign Currency Translation

  The functional currency of the Company's subsidiaries is the local currency. Accordingly, the Company applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of shareholders' equity (deficit) in the accompanying consolidated financial statements.

  Foreign exchange gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the accompanying consolidated financial statements and were not material in any of the periods presented.

 Stock-Based Compensation

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB 25 are required to disclose the pro forma net income (loss) and net income (loss) per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25, and accordingly, it has included the pro forma disclosures required under SFAS 123 in its consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

 Use of Estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Impairment of Long Lived Assets

  The Company reviews long lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 1997, no impairment losses have been incurred.

 Revenue Recognition

  The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through value-added resellers. The Company also generates revenues from sales of post-contract support, consulting and training services performed for customers who license the Company's products.

  The Company recognizes revenues and records estimated warranty reserves from software license agreements with end users and VARs upon shipment of the software if there are no significant post-delivery obligations and if collection is probable. If a software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

  Customers who purchase post-contract support services under maintenance agreements have the right to receive unspecified product updates, upgrades and enhancements. Customers that do not purchase post-contract support must purchase product updates, upgrades and enhancements under separate agreements that are subject to the criteria of the Company's revenue recognition policy.

  Revenues from post-contract support services are recognized ratably over the term of the support period. If post-contract support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such post-contract support services to customers. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.

  Cost of license revenues includes the costs of product media, product duplication and manuals, as well as allocated labor and overhead costs related to preparation and shipment of the product. Cost of service revenues consists primarily of salaries, benefits and allocated overhead costs related to consulting personnel and the customer service department.

  Deferred revenues include software license fees and services that have been invoiced to the customer for which the revenue earnings process has not been completed.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's investments have consisted of certificates of deposit with original maturities of three months or less and money market accounts.

 Property and Equipment

  Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (or over the lease term if it is shorter for leasehold improvements), which range from 3 to 5 years. Property and equipment leased under capital leases is amortized over the lesser of its useful life or the lease term.

 Software Development Costs

  The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $450,000 in fiscal 1997. Prior to fiscal 1997, costs that were eligible for capitalization were insignificant and, thus, the Company has charged these costs to research and development expense in the accompanying consolidated statements of operations.

  Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally two to three years). No amortization was recorded in fiscal 1997 as these costs were incurred and capitalized near the end of the fiscal year.

 Pro Forma Net Income (Loss) Per Share

  Pro forma net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Preferred Stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the initial filing date of the Company's initital public offering as if they were outstanding for all periods presented (using the treasury stock method). In addition, Preferred Stock is included in the computation (using the "if converted" method) even when the effect of its inclusion is anti-dilutive. Net loss per share data for fiscal 1995 has not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occured in connection with the Company's initial public offering.

 Stock Splits

  In August 1996, the Company effected a 3:1 stock split of its Common Stock, and in November 1996 the Company effected a 2:1 stock split of its Common Stock. In February 1997, the Company effected a 6:1 stock split of its Series A and Series B Preferred Stock.

  All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the stock splits, including the reflection of all preferred share and per share data on an "as converted" basis.

 Recently Issued Accounting Standard

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted by the Company in its second quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. The Company does not expect the effect of adopting SFAS 128 to have a material impact on earnings per share.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

3. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of June 30, 1997, approximately 11% of accounts receivable were concentrated with 2 customers, and as of June 30, 1996, approximately 43% of accounts receivable were concentrated with three different customers. The Company generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company provides reserves for credit losses and such losses have been insignificant in all periods presented in the accompanying consolidated financial statements.

  For cash equivalents, the carrying amount approximates fair value because of the short maturity of those instruments. For debt, the fair value is estimated based on market prices for similar debt instruments, and the carrying amount approximates fair value. Substantially all of the Company's cash and cash equivalents are held in five financial institutions.

4. PROPERTY AND EQUIPMENT:

  Property and equipment consist of the following (in thousands):

                                                                   JUNE 30,
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
   Computer and office equipment............................... $ 4,520  $1,326
   Furniture and fixtures......................................   1,443     104
   Leasehold improvements and other............................   2,883     120
                                                                -------  ------
                                                                  8,846   1,550
   Less accumulated depreciation and amortization..............  (1,581)   (326)
                                                                -------  ------
                                                                $ 7,265  $1,224
                                                                =======  ======

  Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $282,000 and $108,000 as of June 30, 1997 and 1996, respectively. Accumulated amortization on the leased assets was approximately $82,500 and $31,000 as of June 30, 1997 and 1996, respectively.

5. COMMITMENTS AND LONG-TERM OBLIGATIONS

  In June 1997, the Company entered into a long-term note payable with a vendor. The note is unsecured and bears interest at 6.74% per annum.

  The Company leases its facilities under noncancellable operating lease agreements, which expire on various dates through September 2000.

  Minimum future payments under noncancellable capital and operating leases and long-term notes payable as of June 30, 1997 are summarized as follows (in thousands):

                                                      NOTES  CAPITAL OPERATING
   FISCAL YEAR                                       PAYABLE LEASES   LEASES
   -----------                                       ------- ------- ---------
   1998.............................................  $374    $ 85    $ 2,061
   1999.............................................   250      44      1,702
   2000.............................................   --       44      1,459
   2001.............................................   --       44        364
   2002 and thereafter..............................   --       29        --
                                                      ----    ----    -------
       Total minimum lease payments.................   624     246    $ 5,586
                                                                      =======
   Less: Amount representing interest at 6.74% to
    19%.............................................   (35)    (46)
                                                      ----    ----
   Present value of minimum payments................   589     200
   Less: Current portion............................  (345)    (66)
                                                      ----    ----
   Long-term portion................................  $243    $134
                                                      ====    ====

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  Rent expense was approximately $1,131,000, $341,000 and $98,000 in fiscal 1997, 1996 and 1995, respectively.

6. LITIGATION

  On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. The Company does not believe that any of its current products infringe any valid claims of GeoTel's patent. However, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is unable to estimate the range of losses that may result from this matter.

7. BANK LINE OF CREDIT

  In October 1996, the Company entered into a line of credit agreement that has no expiration terms. Under the terms of the agreement, the Company may borrow up to $3.0 million under a revolving line of credit, which includes sublimits of $500,000 for equipment purchases and $500,000 for letters of credit. The line of credit is secured by substantially all of the Company's assets and advances are limited to 80% of eligible accounts receivable. Advances under the line accrue interest at the bank's prime rate plus 0.5% (9% at June 30, 1997) for line of credit borrowings and 1.0% for equipment loans. The line of credit contains provisions that prohibit the payment of cash dividends, and require the maintenance of specified levels of tangible net worth and certain financial ratios. The Company was in compliance with these financial covenants as of June 30, 1997.

  As of June 30, 1997, no borrowings were outstanding under this line of credit.

8. RELATED PARTY TRANSACTIONS

 Loans from Officers, Shareholders and Their Affiliates

  During fiscal 1997, 1996 and 1995, the Company borrowed an aggregate of $33,000, $720,000 and $104,500, respectively, from officers, shareholders and their affiliates. Of these borrowings, $25,000 was outstanding as of June 30, 1996. No amount was outstanding as of June 30, 1997. Certain of these related party loans were non-interest bearing; however, the imputed interest related to the borrowings was immaterial.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  In July 1995, the Company issued a $1.5 million promissory note to a business associate of the Company's founders. The promissory note bore interest at a rate of 8% per annum. In May 1996, the Company repaid $600,000 of principal, and the remaining principal and all accrued interest of $50,499 was converted into 428,796 shares of Series A Preferred Stock, at a conversion rate of approximately $2.22 per share.

  In February 1996, the minority interest shareholder of the Company's Canadian subsidiary provided the subsidiary with a convertible revolving line of credit for CDN $2.0 million, of which USD$367,000 was outstanding as of June 30, 1996. Loan amounts are due on December 31, 1997 and bear interest at a rate charged by the Royal Bank of Canada for 30 day Bankers Acceptances plus approximately 42 basis points. Borrowings under this facility are secured by all of the assets of the subsidiary. In March 1997, subsequent to the Company's acquisition of the minority shareholders' shares in the Canadian subsidiary (Note 12), all amounts outstanding under this facility were repaid, and the facility was canceled.

 Other Related Party Transactions

  During fiscal 1996 and 1995, the Company recognized $50,000 and $394,000 of revenue, respectively, from a contract with a company in which two of the Company's significant shareholders held an ownership interest. Costs associated with these revenues were immaterial. No other transaction occurred with this Company in any other period. As of June 30, 1996 all amounts due from this related party had been paid.

9. COMMON STOCK AND PREFERRED STOCK

  In March 1996, the Company issued 900,000 shares of Series A Preferred Stock at a price of $2.2167 per share. In June 1996, the Company issued 1,897,878 shares of Series B Preferred Stock at a price of $3.6883 per share. In February 1997, the Company issued 854,363 shares of Series C Preferred Stock at a price of $11.12 per share.

  In June 1997, the Company completed its initial public offering of 2,375,000 shares of Common Stock at $18.00 per share. In connection with the initial public offering, all outstanding shares of Preferred Stock automatically converted into Common Stock. In addition, the Company issued 420,282 shares of Common Stock in connection with the exercise of certain warrants prior to the closing of the offering.

 Restricted Stock Purchase Agreements

  Since inception, the Company has sold an aggregate of 6,281,500 shares of Common Stock to certain employees in connection with their employment and to certain vendors. All of these shares were sold at the fair market value as of the date of purchase as determined by Board of Directors. All of these shares are subject to stock repurchase agreements whereby the Company has the right to repurchase unvested shares upon termination of employment or engagement at the original price paid for the shares. Vesting generally occurs 25% on the first anniversary date of employment or engagement and monthly thereafter over the following 36 months. As of June 30, 1997, an aggregate of 508,500 shares of Common Stock have been repurchased under these agreements, and 2,973,946 shares are subject to the Company's repurchase right at prices ranging from $0.01667 to $0.375 per share.

 Stock Plans

  In March 1997, the Board adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which serves as a successor to the Company's 1995 Stock Option Plan (the "1995 Plan"). All shares issued under the 1995 Plan were transferred to the 1997 Plan upon the effectiveness of the Company's initial public offering. The Company

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

has reserved shares of Common Stock for issuance under the 1997 Plan equal to the sum of (i) the shares which remained available for issuance under the 1995 Plan, including the shares subject to outstanding options thereunder, and (ii) an additional increase of 2,400,000 shares. In addition, upon the completion of each fiscal year of the Company, beginning with the 1999 fiscal year, the share reserve will automatically be increased on the first trading day of July each year by a number of shares equal to five percent (5%) of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding calendar month.

  The 1997 Plan is divided into four separate components: (i) the Discretionary Option Grant Program, under which eligible individuals in the Company's employ or service (including officers and other employees, non-employee Board members and independent consultants) may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than their fair market value on the grant date,
(ii) the Stock Issuance Program, under which such individuals may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, either through the purchase of such shares at a price not less than their fair market value at the time of issuance or as a fully-vested bonus for services rendered the Company, (iii) the Salary Investment Option Grant Program, under which executive officers and other highly compensated employees may elect to apply a portion of their base salary to the acquisition of special below-market stock option grants, and (iv) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to their fair market value on the grant date.

  Under the Company's 1997 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Options granted under the Option Plan generally expire ten years after the date of grant and generally vest over a four year period. As of June 30, 1997, a total of 10,692,834 shares of Common Stock have been authorized for grant under the 1997 Plan.

  Details of option activity under the 1997 Plan (including activity under the 1995 Plan) are as follows:

                                                     OPTIONS OUTSTANDING
                                                -------------------------------
                                     SHARES
                                    AVAILABLE    NUMBER       PRICE    WEIGHTED
                                    FOR GRANT   OF SHARES   PER SHARE  AVERAGE
                                    ----------  ---------  ----------- --------
Inception of Option Plan...........  2,875,500        --           --       --
Balances, June 30, 1995............  2,875,500        --           --       --
  Authorized.......................    437,334        --           --       --
  Granted.......................... (2,622,000) 2,622,000  $.02-$  .23  $ .04
                                    ----------  ---------
Balances, June 30, 1996............    690,834  2,622,000  $.02-$  .23  $ .04
  Authorized.......................  7,380,000
  Granted.......................... (5,655,500) 5,655,500  $.38-$18.00  $5.66
  Exercised........................        --    (895,561) $.02-$ 7.50  $0.39
  Canceled.........................    212,436   (212,436) $.02-$10.00  $ .66
                                    ----------  ---------
Balances, June 30, 1997............  2,627,770  7,169,503  $.02-$18.00  $4.41
                                    ==========  =========

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
 ------------------------------------------------------  -----------------------
                     NUMBER       WEIGHTED    WEIGHTED     NUMBER      WEIGHTED
                 OUTSTANDING AT    AVERAGE    AVERAGE    EXERCISABLE   AVERAGE
   EXERCISE         JUNE 30,      REMAINING   EXERCISE    JUNE 30,     EXERCISE
     PRICES           1997          LIFE       PRICE        1997        PRICE
   ---------     --------------   ---------   --------   -----------   --------
  $0.02-$0.23         95,982        8.45       $ 0.04      630,869      $ 0.03
     $0.38         2,219,521        9.27       $ 0.38       79,565      $ 0.38
 $1.25-$12.50      1,934,000        9.66       $ 7.34       17,958      $ 7.50
 $14.00-$18.00     1,120,000        9.93       $14.75       24,000      $15.00
 -------------     ---------        ----       ------      -------      ------
   $0.02-$14       7,169,503        9.26       $ 4.41      752,392      $ 0.73

  RESTRICTED COMMON STOCK ISSUED         SHARES SUBJECT TO REPURCHASE
------------------------------------     -------------------------------
                                             NUMBER
                  NUMBER    WEIGHTED       SUBJECT TO        WEIGHTED
                OUTSTANDING AVERAGE        REPURCHASE         AVERAGE
                AT JUNE 30, PURCHASE      AT JUNE 30,       REPURCHASE
PURCHASE PRICE     1997      PRICE            1997             PRICE
--------------  ----------- --------     ----------------  -------------
    $0.02        4,924,500   $0.02               2,217,946   $       0.02
    $0.23          240,000   $0.23                 240,000   $       0.23
    $0.38          576,000   $0.38                 516,000   $       0.38
    $7.50           32,500   $7.50                     --    $       7.50
-----------      ---------   -----   ---  ----------------   ------------
 $0.02-$7.50     5,773,000   $0.11               2,973,946   $       0.09

  As of June 30, 1997, 752,392 shares were vested and exercisable under the 1997 Plan. The weighted average of fair values of options granted during fiscal 1997 and 1996 were $5.65 and $3.26, respectively.

  In connection with the issuance of stock options and common stock to employees and consultants, the Company has recorded deferred compensation in the aggregate amount of approximately $1.9 million, representing the difference between the deemed fair value of the Company's common stock and the issue price of the common stock or the exercise price of stock options at the date of grant. The Company is amortizing the deferred compensation expense over the applicable vesting period, which is typically four years. For fiscal 1997 and 1996, amortization expense was approximately $212,000 and $2,000, respectively. No compensation expense related to any other periods presented has been recorded.

  Had compensation cost been determined under a fair value method consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have resulted in the following pro forma amounts:

                                                                  YEAR ENDED
                                                                   JUNE 30,
                                                                --------------
                                                                 1997   1996
                                                                ------ -------
   Net income (loss) (In thousands):
     As reported............................................... $1,616 $(3,327)
     Pro forma................................................. $   95 $(3,331)
   Net income (loss) per share:
     As reported............................................... $ 0.07 $ (0.18)
     Pro forma................................................. $  --  $ (0.18)

  The fair value of each option grant under the 1997 Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: risk-free rates ranging from 5-7% and corresponding to government securities with original maturities similar to the vesting periods; expected dividend yield of 0%; expected lives of 3 years beyond vest dates; and expected volatility of 115% and 0% in fiscal 1997 and 1996, respectively.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

 1997 Employee Stock Purchase Plan

  In March 1997, the Board adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. As of June 30, 1997, no shares had been purchased under the Purchase Plan.

ISSUANCE OF WARRANTS

 Warrants Issued to Consultant

  In connection with a services consulting agreement, in April 1996, the Company issued a warrant to a shareholder for the purchase of 420,282 shares of Common Stock at an exercise price of $5.95 per share. The fair value of the warrant at the date of grant was not material. In June 1997, the warrant was exercised in full.

 Warrants Issued to Series C Shareholders

  Concurrent with the closing of the sale of Series C Preferred Stock to two corporate investors, the Company issued warrants for the purchase of 449,664 shares of Common Stock to one investor (exercisable at a price of 110% of the market price of Common Stock on December 31, 1997), and 44,965 shares of Common Stock to the other investor (exercisable at a price of 110% of the fair market value of Common Stock on the date such shares vest). The warrants expire in February 2004 and February 2000, respectively. Each of these warrants becomes exercisable upon the achievement of certain sales and development objectives specified in the warrant agreements. In accordance with SFAS 123 and related interpretations, the Company recorded the aggregate estimated fair value of the warrants of $650,000 in February 1997, and will amortize the value of the warrants to cost of license revenues as the sales and development milestones are achieved. Amortization of the warrants is computed as the greater of (a) the ratio of current gross revenues generated to total revenue milestones under the agreement or (b) the straight-line method over the life of the agreement with MCI.

SHARES RESERVED FOR ISSUANCE

  As of June 30, 1997, the Company has reserved shares of Common Stock for future issuance as follows:

                                                                      NUMBER OF
                                                                        SHARES
                                                                      ----------
   Employee stock purchase plan......................................    500,000
   Exercise of stock options.........................................  9,797,273
   Exercise of warrants..............................................    494,629
                                                                      ----------
                                                                      10,791,902
                                                                      ==========

11. INCOME TAXES:

  The provisions for income taxes consisted of the following components for the year ended June 30, 1997 (in thousands):


   Current
     Federal........................................................... $ 1,106
     State.............................................................     150
     Foreign...........................................................     461
                                                                        -------
       Total...........................................................   1,717
                                                                        -------
   Deferred
     Federal...........................................................  (1,107)
     State.............................................................      40
     Foreign...........................................................     --
                                                                        -------
       Total...........................................................  (1,067)
                                                                        -------
   Total Provision..................................................... $   650
                                                                        =======

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  The Company had no provision for income taxes during the years ended June 30, 1996 and 1995 due to net operating losses incurred during those periods.

  The actual provision for income taxes differs from the statutory income tax provision as follows for fiscal 1997 (in thousands):

   Statutory federal tax.................................................. $793
   State tax, net of federal benefit......................................  124
   Change in valuation allowance.......................................... (868)
   Foreign taxes..........................................................  461
   Other..................................................................  140
                                                                           ----
                                                                           $650
                                                                           ====

  For the years ended June 30, 1996 and 1995, the statutory tax provision differed from the actual provision primarily as a result of changes in the valuation allowance in each year.

  The components of the net deferred tax asset are as follows (in thousands):

                                                                   JUNE 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------  -------
   Net operating loss carryforwards............................ $  --   $   261
   Reserves and accruals not currently deductible..............  1,411      856
   Tax credit carryforwards....................................    --        51
   Other.......................................................    (26)     (22)
                                                                ------  -------
                                                                 1,385    1,146
   Valuation allowance.........................................   (278)  (1,146)
                                                                ------  -------
     Net deferred tax asset....................................  1,107  $   --
                                                                ======  =======

  A valuation allowance has been recorded for a portion of the deferred tax asset as a result of uncertainties regarding asset realization, including the limited operating history of the Company, and the variability of operating results.

12. ACQUISITION OF MINORITY INTEREST IN CANADIAN SUBSIDIARY

  In February 1996, the Company entered into a joint venture in Canada through which it owned 51% of a Canadian corporation, Genesys Laboratories Canada, Inc. ("GenCan"). While the Company owned a majority of this joint venture in fiscal 1996, certain provisions of the February 1996 joint venture agreement provided for shared control of the entity, and accordingly the entity should have been accounted for under the equity method of accounting. However, the Company has consolidated the entity in the accompanying fiscal 1996 financial statements for presentation purposes as the effect of using the consolidation method is not material. In January 1997, the respective Boards of Directors of the Company and the minority shareholder of GenCan reached agreement on the terms and conditions of and signed a memorandum of understanding for the purchase by the Company of the 49% minority shares of GenCan in exchange for 675,000 shares of Common Stock of the Company (valued at approximately $3.25 per share). In February 1997, the Company issued 675,000 shares of Common Stock to the minority shareholder in accordance with the terms of the January agreement. In connection with this acquisition, which has been accounted for as a purchase, the Company has allocated the excess purchase price over the fair value of the net assets acquired, approximately $2 million, to goodwill. The Company will amortize this intangible asset on a straight-line basis over 84 months, which is its estimated expected useful life. On the basis of a pro forma consolidation as if the acquisition had taken place in February 1996, revenue would

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

not have changed, net income and net income per share would have been $469,000 and $0.02, respectively, for year ended June 30, 1997 and net loss and net loss per share would have been $3.5 million and $0.19, respectively, for the year ended June 30, 1996.

13. INTERNATIONAL OPERATIONS AND MAJOR CUSTOMERS

 Major Customers

  The following customers accounted for 10% or more of total revenues in the periods indicated:

                                                               FOR THE YEARS
                                                               ENDED JUNE 30,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
   Customer A................................................. 11.9%    *     *
   Customer B.................................................    *     *  11.2%
   Customer C.................................................    *     *  12.8%
   Customer D.................................................    *  10.2% 11.1%
   Customer E.................................................    *  10.8%    *
   Customer F.................................................    *  10.0%    *
   Customer G.................................................    *     *     *

--------
* Less than 10% of total revenues

 International Operations

  A summary of the Company's operations by geographic area is presented below (in thousands):

                                                           FOR THE YEARS
                                                           ENDED JUNE 30,
                                                       ------------------------
                                                        1997     1996     1995
                                                       -------  -------  ------
Revenues from unaffiliated customers:
  United States....................................... $24,428  $ 6,475  $3,664
  Canada..............................................   3,558      955     548
  Europe..............................................   6,903    1,889     268
                                                       -------  -------  ------
                                                       $34,889  $ 9,319  $4,480
                                                       =======  =======  ======
Intercompany revenues between geographic areas:
  United States....................................... $ 4,380  $ 1,013  $  --
  Canada..............................................     --       --      --
  Europe..............................................     --       --      --
  Eliminations........................................  (4,380)  (1,013) $  --
                                                       -------  -------  ------
                                                       $   --   $   --   $  --
                                                       =======  =======  ======
Operating income (loss):
  United States....................................... $ 2,892  $(3,011) $  158
  Canada..............................................    (423)    (252)    --
  Europe..............................................      85       21      20
  Eliminations........................................    (608)       3     (18)
                                                       -------  -------  ------
                                                       $ 1,946  $(3,239) $  160
                                                       =======  =======  ======
Identifiable assets:
  United States....................................... $74,106  $11,898  $2,184
  Canada..............................................   2,710      627     --
  Europe..............................................   6,559    2,959     432
  Eliminations........................................  (4,001)  (3,523)   (360)
                                                       -------  -------  ------
                                                       $79,374  $11,961  $2,256
                                                       =======  =======  ======

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  The information presented above may not be indicative of results if the geographic areas were independent organizations. Intercompany transactions are made at established transfer prices.

  Revenues generated from international sales of the Company's products, which includes export shipments originating in the United States to unaffiliated customers and sales to unaffiliated customers from the Company's foreign offices, represented 35.9%, 36.2% and 30.9% of total revenues in fiscal 1997, 1996 and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

  The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" from the Company's definitive Proxy Statement to be filed within 120 days after the Company's fiscal year ended June 30, 1997 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended, for the Company's Annual Meeting of Shareholders for the 1998 fiscal year (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) List of Documents filed as part of this Annual Report on Form 10-K.

    1. The following consolidated financial statements of the Company are filed in Part II, Item 8 of this Report on Form 10-K:

    Report of Independent Public Accountants
    Consolidated Balance Sheets--June 30, 1997 and 1996
    Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995
    Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements

    2. Financial Statement Schedules.

    The following financial statement schedule of the Company is filed in
  Part IV, Item 14(d) of this Annual Report on Form 10-K:

      Schedule II--Valuation and Qualifying Accounts

    All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

  3. Exhibits.

   EXHIBIT NO. DESCRIPTION
   ----------- -----------
    3.1(1)     Form of Restated Articles of Incorporation.
    3.2(1)     Form of Restated Bylaws.
    4.1(1)     Reference is made to Exhibits 3.1 and 3.2.
    4.2(1)     Specimen Common Stock certificate.
    4.3(1)     Series A Preferred Stock Purchase Agreement, dated March 29,
               1996 among the Registrant and the investors named therein.
    4.4(1)     Common Stock Purchase Warrant, dated April 26, 1996 between the
               Registrant and Benchmark Capital Partners, L.P.
    4.5(1)     Series B Preferred Stock Purchase Agreement, dated June 13, 1996 among the Registrant and the investors named therein.
    4.6(1)     Securities Purchase Agreement, dated February 26, 1997 between the Registrant and MCI Telecommunications Corporation ("MCI").
    4.7(1)(2)  Warrant to Purchase Shares of Series C Preferred Stock, dated
               February 26, 1997 between the Registrant and MCI.
    4.8(1)     Series C Preferred Stock and Warrant Purchase Agreement, dated
               February 26, 1997 between the Registrant and Intel Corporation
               ("Intel").
    4.9(1)(2)  Warrant to Purchase Shares of Series C Preferred Stock, dated
               February 26, 1997 between the Registrant and Intel.
    4.10(1)    Stock Exchange Agreement, dated February 26, 1997 between the
               Registrant and Bruncor, Inc. ("Bruncor").
    4.11(1)    Registration Rights Agreement, dated February 26, 1997, among the Registrant and the investors named therein.
   10.1(1)     Form of Indemnification Agreement entered into between the
               Registrant and its directors and officers.
   10.2(1)     The Registrant's 1995 Stock Option Plan, as amended.
   10.3(1)     Form of the Registrant's Restricted Stock Purchase Agreement.
   10.4(1)     The Registrant's 1997 Stock Incentive Plan.
   10.5(1)     The Registrant's Employee Stock Purchase Plan.
   10.6(1)     Credit Line with Imperial Bank, dated October 28, 1996.
   10.7(1)     Facilities Lease dated July 1, 1996 between the Registrant and
               1155 Market Partners, with modifications dated January 21, 1997 and January 30, 1997.
   10.8(1)(2)  Master Software License Agreement dated January 31, 1996, including Addendum to Master License Agreement dated February 1,
               1996, as amended on February 26, 1997 by and between the
               Registrant and MCI.
   10.9(1)(2)  Software Maintenance Agreement dated January 31, 1996, as amended on February 26, 1997 by and between the Registrant and
               MCI.
   21.1(1)     Subsidiaries of the Registrant.
   23.1        Consent of Independent Public Accountants
   24.1        Power of Attorney (see signature page)
   27          Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 3, 1997 (File No. 333-24479).
(2) Confidential treatment requested as to certain portions of these exhibits.

  (B) REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29 , 1997.

                                          Genesys Telecommunications
                                           Laboratories, Inc.

                                          By:        /s/ GREGORY SHENKMAN
                                              ---------------------------------
                                                     Gregory Shenkman
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS GREGORY SHENKMAN AND MICHAEL J. MCCLOSKEY, AND EACH OF THEM, AS HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM AND IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN CONNECTION THEREWITH, AS FULLY TO ALL INTENTS AND PURPOSES AS HE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, OR ANY OF THEM, OR THEIR OR HIS SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                        TITLE                 DATE

   /s/ Gregory Shenkman          President and Chief       September 29, 1997
-----------------------------     Executive Officer
     (GREGORY SHENKMAN)           (Principal
                                  Executive Officer)

   /s/ Alec Miloslavsky          Vice Chairman, Chief      September 29, 1997
-----------------------------     Technical Officer
     (ALEC MILOSLAVSKY)           and Director

      /s/ James Jordan           Chairman of the           September 29, 1997
-----------------------------     Board and Director
        (JAMES JORDAN)

      /s/ Bruce Dunlevie
-----------------------------    Director                  September 29, 1997
      (BRUCE DUNLEVIE)

        /s/ Paul Levy
-----------------------------    Director                  September 29, 1997
        (PAUL LEVY)

  /s/ Michael J. McCloskey       Chief Operating Officer,
-----------------------------     Chief Financial          September 29, 1997
   (MICHAEL J. MCCLOSKEY)         Officer, Vice
                                  President Finance
                                  and International,
                                  and Secretary

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT  ADDITIONS               BALANCE
                                  BEGINNING OF CHARGED TO             AT END OF
                                     PERIOD     EXPENSE   WRITE-OFFS   PERIOD
                                  ------------ ---------- ----------  ---------
Allowance for doubtful accounts
  Year ended June 30,
    1997.........................   $426,000    $212,000  $(261,000)  $377,000
    1996.........................   $ 15,500    $410,500  $     --    $426,000
    1995.........................   $ 51,500    $  4,000  $ (40,000)  $ 15,500