Form 10-Q
period 1997-09-30
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1997-11-14
CIK 1036436

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-22605

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)
           CALIFORNIA                                           94-3120525
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)
1155 MARKET STREET, SAN FRANCISCO, CALIFORNIA                      94103
  (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (415) 437-1100


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      TITLE OF EACH CLASS                OUTSTANDING AT SEPTEMBER 30, 1997
   Common Stock, no par value                    19,848,259 shares

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                          FIRST QUARTER 1998 FORM 10-Q
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE


   ITEM 1.  Financial Statements                                             3

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk      13

PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                               14
   ITEM 2.  Changes in Securities and Use of Proceeds                       14
   ITEM 3.  Defaults Upon Senior Securities                                 15
   ITEM 4.  Submission of Matters to a Vote of Security Holders
   ITEM 5.  Other Information                                               15
   ITEM 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                  16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------
  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 1997
      and June 30, 1997
                                                                            4

     Condensed Consolidated Statements of Operations for the three-month
      periods ended September 30, 1997 and 1996                             5

     Condensed Consolidated Statements of Cash Flows for the three-month
      periods ended September 30, 1997 and 1996                             6

     Notes to Condensed Consolidated Financial Statements                   7

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS
                                                           SEPTEMBER 30,       JUNE 30,
                                                               1997              1997
                                                               ----              ----
                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents.............................  $31,488            $47,180
     Short-term investments................................   16,682                  -
     Accounts receivable, net..............................   16,042             17,861
     Prepaid expenses and other............................    4,230              3,843
                                                              ------             ------
              Total current assets.........................   68,442             68,884

PROPERTY AND EQUIPMENT, net................................    9,131              7,265

OTHER ASSETS...............................................    3,230              3,225
                                                              ------             ------
                                                             $80,803            $79,374
                                                             =======            =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Advances from related parties.........................  $     -            $     -
     Current portion of long-term obligations..............      408                411
     Accounts payable......................................    1,878              2,320
     Accrued payroll and related benefits..................    1,752              1,320
     Other accrued liabilities.............................    3,641              4,001
     Deferred revenues.....................................   10,735             10,504
                                                              ------             ------
               Total current liabilities...................   18,414             18,556
                                                              ------             ------

LONG-TERM OBLIGATIONS......................................      280                378
                                                              ------             ------

SHAREHOLDERS' EQUITY:
      Common stock.........................................   62,839             62,711
      Shareholder notes receivable.........................     (375)              (434)
      Cumulative translation adjustment....................       91                124
      Accumulated deficit..................................     (446)            (1,961)
                                                              ------             ------
     Total shareholders' equity............................   62,109             60,440
                                                              ------             ------
                                                             $80,803            $79,374
                                                             =======            =======

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           QUARTER ENDED
                                                            SEPTEMBER 30,
                                                         1997           1996
                                                         ----           ----
                                                            (UNAUDITED)
 REVENUES:
        License....................................    $13,108        $ 3,525
        Service....................................      2,435            711
                                                        ------          -----
               Total revenues......................     15,543          4,236
                                                        ------          -----
 COST OF REVENUES:
        License....................................        655            153
        Service....................................      1,821            682
                                                        ------          -----
               Total cost of revenues..............      2,476            835
                                                        ------          -----

 GROSS MARGIN......................................     13,067          3,401
                                                        ------          -----
   OPERATING EXPENSES:
        Research and development...................      2,896          1,571
        Sales and marketing........................      6,797          1,909
        General and administrative.................      1,413            684
                                                        ------          -----
                Total operating expenses...........     11,106          4,164
                                                        ------          -----

 INCOME (LOSS) FROM OPERATIONS.....................      1,961           (763)

 INTEREST AND OTHER INCOME (EXPENSE), NET..........        370            143
                                                        ------          -----
 INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES....................................      2,331           (620)

 PROVISION FOR INCOME TAXES........................        816              -
                                                        ------          -----
 NET INCOME (LOSS).................................    $ 1,515        $  (620)
                                                       =======        =======

 NET INCOME (LOSS) PER SHARE.......................    $  0.06        $ (0.03)
                                                       =======        =======
 WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT SHARES....................     26,100         20,200
                                                       =======        =======

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              FOR THE THREE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                               1997          1996
                                                                               ----          ----
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)..................................................   $  1,515        $  (620)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Deferred stock compensation expense..............................        119              -
        Depreciation and amortization....................................        972            100
        Provision for doubtful accounts..................................          -              -
        Changes in operating assets and liabilities:
            Accounts receivable..........................................      1,819            992
            Prepaid expenses and other...................................       (584)          (485)
            Accounts payable.............................................       (442)           (35)
            Accounts payable to related parties..........................          -           (268)
            Accrued payroll and related benefits.........................        432           (625)
            Other accrued liabilities....................................       (360)           765
            Deferred revenues............................................        231           (724)
                                                                             -------         ------
                Net cash provided by (used in) operating activities......      3,702           (900)
                                                                             -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments, net............................    (16,682)            --
     Purchases of property and equipment.................................     (2,636)          (565)
     (Increase) decrease in other assets.................................        (44)          (500)
                                                                             -------         ------
                Net cash used in investing activities....................    (19,362)        (1,065)
                                                                             -------         ------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank line of credit...................................          -             37
     Principal payments on capital lease obligations.....................       (100)           (34)
     Repayments of advances from related parties.........................          -            (25)
     Proceeds from convertible debt to related parties...................          -            294
     Proceeds (repurchases) from sales of common stock...................         68             (2)
                                                                             -------         ------
                Net cash provided by (used in)  financing activities.....        (32)           270
                                                                             -------         ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................    (15,692)        (1,695)

CASH AND CASH EQUIVALENTS:
     Beginning of Period.................................................     47,180          5,926
                                                                             -------         ------
      End of Period......................................................   $ 31,488        $ 4,231
                                                                            ========        =======

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by Genesys Telecommunications Laboratories, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to limited operating history, potential fluctuations in quarterly operating results, lengthy sales cycle, lengthy implementation cycle, dependence on third party consultants, dependence on new products, rapid technological change, competition, product concentration, management of growth, dependence on third-party resellers, GeoTel litigation, customer concentration, dependence on emerging ECTI market, risks associated with international sales and operations, dependence on key personnel, government regulation of immigration, dependence on ability to integrate with third-party technology, product liability, protection of intellectual property, concentration of stock ownership, possible volatility of stock price, shares eligible for future sale, registration rights, effect of certain charter provisions, anti-takeover effects of provisions of the by-laws and uncertainty as to use of proceeds. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.


2.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation only if their effect is anti-dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the initial filing date of the Company's initial public offering as if they were outstanding for all periods presented (using the treasury stock method). In addition, preferred stock is included in the computation even when the effect of its inclusion is anti-dilutive.

3.       LITIGATION

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


4.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the years and periods indicated.

                                                                              THREE MONTHS
                                                                                 ENDED
                                                                             SEPTEMBER 30,
                                                                          1997          1996
                                                                          -----         ----
      Revenues:
           License...................................................      84.3%        83.2%
           Service...................................................      15.7         16.8
                                                                          -----         ----
                Total revenues.......................................     100.0        100.0
                                                                         ------        -----
      Cost of revenues:
           License...................................................       4.2          3.6
           Service...................................................      11.7         16.1
                                                                          -----         ----
                Total cost of revenues...............................      15.9         19.7
                                                                          -----         ----
      Operating expenses:
           Research and development..................................      18.7         37.1
           Sales and marketing.......................................      43.7         45.1
           General and administrative................................       9.1         16.1
                                                                           ----         ----
                Total operating expenses.............................      71.5         98.3
                                                                          -----         ----
      Income (loss) from operations..................................      12.6        (18.0)
      Interest and other income (expense), net.......................       2.4          3.4
                                                                           ----          ---
      Income (loss) before provision for income taxes................      15.0        (14.6)
      Provision for income taxes.....................................       5.3           --
                                                                           ----           --
      Net income (loss)..............................................       9.7%       (14.6)%
                                                                           ====        =====



   Revenues
   --------
     License. License revenues were $13.1 million and $3.5 million in the three
     -------
months ended September 30, 1997 and 1996, respectively, an increase of 272%. This increase was due to the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

     Service. Service revenues primarily comprise fees from consulting,
     -------
post-contract support and, to a lesser extent, training services. Service revenues were $2.4 million and $0.7 million in the three months ended September 30, 1997 and 1996, respectively, an increase of 243%. The Company's software license agreements often provide for maintenance and for consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

     Service revenues decreased as a percentage of total revenues, due principally to an increase in licensing of the Company's products. If the Company is successful in implementing its strategy of encouraging third-party organizations such as systems integrators to undertake a greater percentage of implementation of the Company's products, service revenues may decrease as a percentage of total revenues, while maintenance as a percentage of total revenues is expected to increase. The Company does not believe that the historical growth rates of service revenues will be sustainable or are indicative of future results.


   Cost of Revenues
   ----------------
     License. Cost of license revenues includes the costs of product media,
     -------
product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $655,000 and $153,000 in the three months ended September 30, 1997 and 1996, respectively. This increase in absolute dollar amounts relates primarily to an increase in the volume of products shipped by the Company, and the resulting increase in documentation material costs and personnel necessary to assemble and ship the products.

     Service. Cost of service revenues primarily comprise employee-related costs
     -------
incurred in providing consulting, post-contract support and training services. Cost of service revenues were $1.8 million and $682,000 in the three months ended September 30, 1997 and 1996, respectively. This increase in absolute dollars was due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.


   Operating Expenses
   ------------------

      For the three months ended September 30, 1996 and 1997, the Company's operating expenses were $11.1 million and $4.2 million, or 71.5% and 98.3% of total revenues, respectively.

     Research and Development. Research and development expenses were $2.9
     ------------------------
million and $1.6 million, or 18.7% and 37.1% of total revenues in the three months ended September 30, 1997 and 1996, respectively. These expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

     Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $300,000 of software development costs incurred in the three months ended September 30, 1997 related to the release of its 5.0 product suite. Costs that were eligible for capitalization in the three months ended September 30, 1996 were insignificant, and accordingly the Company charged all software development costs to research and development expense in this period.

     Sales and Marketing. Sales and marketing expenses were $6.8 million and
     -------------------
$1.9 million, representing 43.7% and 45.1% of total revenues in the three months ended September 30, 1997 and 1996, respectively. These expenses increased in absolute dollars primarily due to the Company's investment in building a direct sales force in North America and, to a lesser extent, in Europe, and the Company's investment in expanding its channel sales force in North America, Europe and the Asia Pacific. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company expects to continue to expand its direct sales and marketing efforts and to develop a significant channel sales organization, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

     General and Administrative. General and administrative expenses were $1.4
     --------------------------
million and $684,000, or 9.1% and 16.1% of total revenues in the three months ended September 30, 1997 and 1996, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. In addition, the Company has incurred higher legal costs associated primarily with general corporate matters, trademark matters and patent filings. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization, and, accordingly, it expects general and administrative expenses to continue to increase in absolute dollars. General and administrative expenses as a percentage of total revenues have decreased from 16.1% in the first quarter of fiscal 1997 to 9.1% in the first quarter of fiscal 1998, due principally to the significant investments made by the Company in anticipation of significant growth during fiscal 1997. The Company expects to continue to increase general and administrative expenses in absolute dollars, but expects that these expenses as a percentage of total revenues will stabilize.

   Provision for Income Taxes
   --------------------------

      The Company's effective tax rate for the three months ended September 30, 1997 was 35%, which the Company estimates will be the effective tax rate for fiscal 1998. The Company has recorded a valuation allowance for a portion of its net deferred tax assets related to uncertainties regarding the realization of certain assets. These uncertainties include the limited operating history of the Company, a recent history of losses and the variability of operating results.


LIQUIDITY AND CAPITAL RESOURCES

     In June 1997, the Company completed its initial public offering in which it raised approximately $41.2 million from the sale of 2,375,000 shares of common stock and the exercise of certain Warrants. Prior to its initial public offering, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds from related party advances, a $1.5 million term note (of which $900,000 was converted into Series A Preferred Stock) and the private sale of Preferred Stock, from which the Company raised $17.2 million. At September 30, 1997, the Company's primary sources of liquidity included cash and cash equivalents of $31.5 million and short-term investments of $16.7 million.

      The Company generated cash from operating activities of $3.7 million in the three months ended September 30, 1997, related primarily to an increase in net income and a decrease in accounts receivable.

      The Company used cash to purchase $16.7 million of short-term investments and $2.6 million of property and equipment in the three months ended September 30, 1997.

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

QUARTERLY RESULTS OF OPERATIONS AND FORWARD LOOKING STATEMENTS

     The Company's quarterly operating results have in the past fluctuated and may in the future fluctuate significantly, depending on a number of factors, many of which are beyond the Company's control, including: market acceptance of the Company products; the Company's ability to develop and market new products and product enhancements; the size, timing and recognition of revenue from significant orders; the length of sales and implementation cycles; competition; the Company's success in establishing indirect sales channels and expanding its direct sales force; the Company's success in retaining and training third-party support personnel; the timing of new product releases by the Company and its competitors; the delay or deferral of significant revenues until acceptance of software required by an individual license transaction; technological changes in the ECTI market; the deferral of customer orders in anticipation of new products and product enhancements; purchasing patterns of indirect channel partners and customers; changes in pricing policies by the Company and its competitors; the mix of revenues derived from the Company's direct sales force and various indirect distribution and marketing channels; the mix of revenues derived from domestic and international customers; seasonality; changes in operating expenses; changes in relationships with strategic partners; changes in Company strategy; personnel changes; foreign currency exchange rate fluctuations; the ability of the Company to control its costs; and general economic factors.

     While the Company generally operates with limited backlog from time to time it receives orders from customers that are for project development over an extended period of time. During the three months ended September 30, 1997, the Company received an order from BT totaling $10 million pounds, and the Company estimates that the deployment of this order will occur over a 12 to 24 month period. None of this order has been shipped as of September 30, 1997. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size per site ranges from $100,000 to $300,000; however, certain orders during the three months ended September 30, 1997 have exceeded $500,000 each. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring customer acceptance of implementation, the Company does not recognize license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for ECTI software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on its expectations as to future revenues. Consequently, if future revenue levels are below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans, business strategy, results of operations and financial position. Readers are referred to the "Risk Factors" section of the Company's Annual Report on Form 10-K filed with the Securities.

and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
         Not applicable.

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings
         -----------------
         On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. On June 27, 1997, the Company received correspondence from GeoTel's counsel indicating that GeoTel had determined not to file a request for reexamination at that time, contrary to prior correspondences. Since then, the Company has filed a motion to partition discovery and trial on liability into two phases: a first addressing whether the GeoTel Patent is valid and a second, if necessary, addressing whether any of the Company's products infringe any remaining valid claims of the GeoTel Patent. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T-Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with patent counsel, the Company does not believe any of the products described under "Business--Products" in the Company's Annual Report on Form 10-K infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under "Business--Research and Development" in the Company's Annual Report on Form 10-K, the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         During the period covered by this report, there were no changes in the rights of holders of any class of securities of the Company and no unregistered sales of equity securities.

         On June 16, 1997, the Company's registration statement on Form S-1 (SEC File No. 333-24479) was declared effective. The registration statement registered for offer and sale 2,500,000 shares (2,875,000 shares including over-allotments) of the Company's Common Stock, no par value, for an aggregate price of $45 million ($51.75 million including over-allotments) (the "Offering"). Pursuant to the Offering, which was completed in June 1997, the Company sold 2,375,000 shares, including over-allotments, of Common Stock and certain shareholders of the Company sold 500,000 shares of Common Stock. The shares in the Offering were sold in a firm commitment underwriting that was co-managed by Goldman Sachs & Company, Lehman Brothers and Robertson, Stephens & Company (now known as BancAmerica Robertson Stephens).
The amount of underwriting discounts in the Offering were $3,622,500 and other expenses incurred by the Company in connection with the Offering were approximately $1,990,500, resulting in net proceeds to the Company in the amount of $37,137,000.

         As of September 30, 1997, none of the net proceeds from the Offering has been used by the Company, and the net proceeds are held in cash or high-grade short-term investments. The Company's planned use of proceeds is as described in the registration statement.


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Not applicable.


ITEM 5.  Other Information
         -----------------
         Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)      Exhibits

         Exhibit
         Number    Exhibit
         ------    -------
         27.1      Financial Data Schedule


         (b) Reports on Form 8-K. Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GENESYS TELECOMMUNICATIONS LABORATORIES, INC.



Date: November 13, 1997      By: \s\ GREGORY SHENKMAN
                                 --------------------
                                  Gregory Shenkman
                                  President and Chief Executive Officer


Date: November 13, 1997      By: \s\ MICHAEL J. MCCLOSKEY
                                 ------------------------
                                  Michael J. McCloskey
                                  Chief Operating Officer, Chief Financial
                                  Officer and Secretary; Vice President,
                                  Finance and International