Form 10-Q
period 1997-12-31
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1998-02-17
CIK 1036436

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

                      COMMISSION FILE NUMBER 000-22605

                GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
           (Exact name of registrant as specified in its charter)

                 CALIFORNIA                        94-3120525
        (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)

     1155 MARKET STREET, SAN FRANCISCO, CALIFORNIA          94103
     (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code (415) 437-1100


                               Not Applicable
       (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        TITLE OF EACH CLASS              OUTSTANDING AT DECEMBER 31, 1997
        -------------------              --------------------------------
      Common Stock, no par value                  20,845,810 shares

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                          SECOND QUARTER 1998 FORM 10-Q
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                            PAGE


       ITEM 1.  Financial Statements                                                                         3


       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       11

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                  16

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                                                         17
         ITEM 2.  Changes in Securities and Use of Proceeds                                                 18
         ITEM 3.  Defaults Upon Senior Securities                                                           18
         ITEM 4.  Submission of Matters to a Vote of Security Holders
         ITEM 5.  Other Information                                                                         18
         ITEM 6.  Exhibits and Reports on Form 8-K                                                          19

SIGNATURES                                                                                                  20


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------
    Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets as of
          December 31, 1997 and June 30, 1997                               4

       Condensed Consolidated Statements of Operations for the
          three and six months ended December 31, 1997 and 1996.            5

       Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1997 and 1996                       6

       Notes to Condensed Consolidated Financial Statements                 7

                           GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)

                                              ASSETS


                                                           DECEMBER 31,               JUNE 30,
                                                               1997                     1997
                                                               ----                     ----
                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                            $         24,533          $       47,160
     Short-term investments                                         23,840                      -
     Accounts receivable, net                                       19,529                  18,297
     Prepaid expenses and other                                      4,399                   3,880
                                                         -----------------          --------------
              Total current assets                                  72,301                  69,337

PROPERTY AND EQUIPMENT, net                                         10,452                   7,383

OTHER ASSETS                                                         3,428                   3,225
                                                         -----------------          --------------
                                                         $          86,181          $       79,945
                                                         =================          ==============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank line of credit                                 $               -          $          241
     Current portion of long-term obligations                          469                     476
     Accounts payable                                                2,441                   2,707
     Accrued payroll and related benefits                            1,912                   1,748
     Other accrued liabilities                                       6,368                   4,985
     Deferred revenues                                              14,947                  12,152
                                                         -----------------        ----------------
              Total current liabilities                             26,137                  22,309
                                                         -----------------        ----------------

LONG-TERM OBLIGATIONS                                                  638                     875
                                                         -----------------        ----------------


SHAREHOLDERS' EQUITY:
           Common stock                                             63,594                  63,112
           Shareholder notes receivable                               (584)                   (434)
           Cumulative translation adjustment                          (112)                    124
           Accumulated deficit                                      (3,492)                 (6,041)
                                                         -----------------        ----------------
     Total shareholders' equity                                     59,406                  56,761
                                                         -----------------        ----------------
                                                         $          86,181          $       79,945
                                                         =================        ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              QUARTER ENDED              SIX MONTHS ENDED
                                              DECEMBER 31,                 DECEMBER 31,
                                              -------------                ------------
                                          1997              1996       1997             1996
                                          ----              ----       ----             ----
                                               (UNAUDITED)                  (UNAUDITED)
 REVENUES:
        License                              $ 15,677    $  7,029    $ 28,944     $ 10,878
        Service                                 3,472       1,293       6,445        2,427
                                             --------    --------    --------     --------
               Total revenues                  19,149       8,322      35,389       13,305
                                             --------    --------    --------     --------

 COST OF REVENUES:
        License                                   831         339       1,502          534
        Service                                 2,229         890       4,050        1,572
                                             --------    --------    --------     --------
               Total cost of revenues           3,060       1,229       5,552        2,106
                                             --------    --------    --------     --------

 GROSS MARGIN                                  16,089       7,093      29,837       11,199
                                             --------    --------    --------     --------

 OPERATING EXPENSES:
        Research and development                3,667       2,161       6,726        3,930
        Sales and marketing                     8,445       3,324      15,395        5,471
        General and administrative              2,019       1,106       3,881        2,193
        Merger costs                              905        --           905         --
                                             --------    --------    --------     --------
               Total operating expenses        15,036       6,591      26,907       11,594
                                             --------    --------    --------     --------

 INCOME (LOSS) FROM OPERATIONS                  1,053         502       2,930         (395)

 INTEREST AND OTHER INCOME (EXPENSE), NET         394          74         729          205
                                             --------    --------    --------     --------

 INCOME (LOSS) BEFORE PROVISION FOR
      INCOME TAXES                              1,447         576       3,659         (190)

 PROVISION FOR INCOME TAXES                       294        --         1,110         --
                                             --------    --------    --------     --------

 NET INCOME (LOSS)                           $  1,153    $    576    $  2,549     $   (190)
                                             ========    ========    ========     ========

 BASIC NET INCOME (LOSS) PER SHARE           $   0.06    $   0.03    $   0.12     $  (0.01)
                                             ========    ========    ========     ========
 DILUTED NET INCOME (LOSS) PER SHARE         $   0.04    $   0.02    $   0.09     $  (0.01)
                                             ========    ========    ========     ========

 BASIC WEIGHTED AVERAGE COMMON SHARES          20,600      20,800      20,600       20,800
                                             ========    ========    ========     ========
 DILUTED WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT SHARES                26,800      23,200      26,900       20,800
                                             ========    ========    ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE SIX MONTHS
                                                                                 ENDED DECEMBER 31,
                                                                               1997              1996
                                                                               ----              ----
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                      $  2,549           $   (190)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Deferred stock compensation expense                                       238               --
        Depreciation and amortization                                           1,759                279
        Provision for doubtful accounts                                           579                 10
        Changes in operating assets and liabilities:
            Accounts receivable                                                (1,811)            (6,072)
            Prepaid expenses and other                                           (755)              (103)
            Accounts payable                                                     (266)              (271)
            Accounts payable to related parties                                  --                 (268)
            Accrued payroll and related benefits                                  164                447
            Other accrued liabilities                                           1,383                499
            Deferred revenues                                                   2,795              2,465
                                                                             --------           --------
                Net cash provided by (used in) operating activities             6,635             (3,204)
                                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments, net                                 (23,840)                --
     Purchases of property and equipment                                       (4,878)            (1,027)
     (Increase) decrease in other assets                                         (303)                30
                                                                             --------           --------
                Net cash used in investing activities                         (29,021)              (997)
                                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related parties                                               --                  475
     Repayments of bank line of credit                                           (241)              (133)
     Principal payments on capital lease obligations                              (35)               (17)
     Repayments of long-term obligations                                         (209)               (44)
     Repayments of convertible debt to related parties                           --                 (367)
     Proceeds from sales of common stock                                          244                  3
                                                                             --------           --------
                Net cash used in financing activities                            (241)               (83)
                                                                             --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (22,627)            (4,284)

CASH AND CASH EQUIVALENTS:
     Beginning of Period                                                       47,160              5,900
                                                                             --------           --------
      End of Period                                                          $ 24,533           $  1,616
                                                                             ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by Genesys Telecommunications Laboratories, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to limited operating history, potential fluctuations in quarterly operating results, lengthy sales cycle, lengthy implementation cycle, dependence on third party consultants, dependence on new products, rapid technological change, competition, product concentration, management of growth, dependence on third-party resellers, GeoTel litigation, customer concentration, dependence on emerging ECTI market, risks associated with international sales and operations, dependence on key personnel, government regulation of immigration, dependence on ability to integrate with third-party technology, product liability, protection of intellectual property, concentration of stock ownership, possible volatility of stock price, shares eligible for future sale, registration rights, effect of certain charter provisions, anti-takeover effects of provisions of the by-laws and uncertainty as to use of proceeds. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company


2.       CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.


3.       ACQUISITION

         In December 1997, the Company acquired all of the outstanding common stock of Forte Advanced Management Software, Inc. ("Forte") in exchange for approximately 667,099 shares of the Company's common stock. The Company also assumed Forte's outstanding options, which were converted to options to purchase approximately 90,385 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the accompanying condensed consolidated financial statements have been restated to reflect the acquisition on a pooling of interests basis.

         Net revenue and income of the separate companies for the periods preceding the merger were (in thousands):

                                                GENESYS            FORTE ADVANCED
                                           TELECOMMUNICATIONS        MANAGEMENT
                                          LABORATORIES, INC.       SOFTWARE, INC.            COMBINED
                                          ------------------       --------------            --------
Six Months Ended December 31, 1997:
         Total Revenue                     $   34,150             $   1,239             $   35,389
         Net Income (Loss)                      3,008                  (459)                 2,549

Six Months Ended December 31, 1996:
         Total Revenue                     $   11,804             $   1,501             $   13,305
         Net Income (Loss)                        (48)                 (142)                  (190)

         In accordance with SEC Staff Accounting Bulletin No. 135 and 65, the Company is required to publish financial results of at least 30 days of post merger combined operations in order for affiliates of the Company to change their shareholder position. For the month ended January 31, 1998, the combined entity generated revenues of $6.7 million and net income of $.5 million. The results of operations for this period are not necessarily indicative of the operating results to be expected for the full fiscal year, or any future operating periods.


4.       NET INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which was adopted by the Company in the quarter ended December 31, 1997, and in accordance with this standard all prior periods presented have been restated to conform to its provisions. Under the new requirements for calculating earnings per share, the dilutive effect of common stock equivalents is excluded from basic net income (loss) per share, with the exception of "cheap stock" as defined in SAB 83, which is included in all periods prior to and including the Company's initial public offering in June 1997. Diluted net income
(loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the initial filing date of the Company's initial public offering as if they were outstanding for all periods presented (using the treasury stock method). In addition, preferred stock is included in the computation even when the effect of its inclusion is anti-dilutive. The adoption of SFAS 128 did not have a material impact on the Company's financial position or results of operation.

     Basic and Diluted Weighted Average Common and Common Equivalent Shares presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):

                                                                           QUARTER ENDED       SIX MONTHS ENDED
                                                                            DECEMBER 31,         DECEMBER 31,
                                                                            -----------          -----------
                                                                          1997      1996       1997      1996
                                                                          ----      ----       ----      ----
Weighted average common shares outstanding                                19,948    11,496     19,898    11,496

Shares issued in the acquisition of Forte                                    667       667        667       667

SAB 83 shares:
  Convertible preferred stock                                                 --     2,752         --     2,752
  Common stock issuances                                                      --     1,989         --     1,989
  Options for common stock                                                    --     3,630         --     3,630
  Warrants                                                                    --       304         --       304

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          20,615    20,838     20,565    20,838
                                                                         =======    ======     ======    ======
Weighted average options and warrants for
  common stock                                                             6,180     2,359      6,321        --

DILUTED WEIGHTED AVERAGE COMMON AND EQUIVALENT
  SHARES OUTSTANDING                                                      26,795    23,197     26,886     20,838
                                                                         =======    ======     ======    ======



5.       LITIGATION

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


6.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which will be adopted by the Company in fiscal 1999. SOP 97-2 clarifies and amends certain provisions of Statement of Position 91-1, "Software Revenue Recognition". The Company does not believe the adoption of the provisions of SOP 97-2 will have a material impact on the Company's position or results of operations.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was adopted by the Company in fiscal 1998. SFAS 129 continues the existing requirements to disclose the pertinent rights and privileges or all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The adoption of this statement will have no impact on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted by the Company in its first quarter of fiscal 1999. At that time, the Company will be required to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. The Company has studied the implications of SFAS 130 and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 in fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Genesys Telecommunications Laboratories, Inc. (the "Company") is a leading provider of enterprise-wide platform and applications software that enables organizations to integrate critical business information and computing resources with telephony and other telecommunications media. The Company's products allow an organization to optimally manage its customer interactions and employee communications to increase productivity, lower costs and achieve greater customer satisfaction and loyalty. In addition, the Company's products enable organizations to develop and offer new or enhanced revenue-generating products and services. The Company believes that it is the first company to offer a suite of open, scaleable, enterprise-wide platform and applications software solutions to address the evolving needs of organizations for intelligent communications, a new market paradigm known as Enterprise Computer Telephony Integration ("ECTI").

ACQUISITION OF FORTE ADVANCED MANAGEMENT SOFTWARE, INC.

     In December 1997, the Company acquired all of the outstanding common stock of Forte Advanced Management Software, Inc. ("Forte") in exchange for approximately 667,099 shares of the Company's common stock. The Company also assumed Forte's outstanding options, which were converted to options to purchase 90,385 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the accompanying condensed consolidated financial statements have been restated to reflect the acquisition on a pooling of interests basis.

     The Company acquired Forte with the expectation that the acquisition would result in certain benefits to Genesys. Realizing the benefits of the Forte acquisition will depend in part upon the successful integration of the businesses, products and employees of the Company and Forte in an efficient manner, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. Combining the companies will divert the attention of management and could result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on the revenues and operating results of the Company. In addition, the process of combining Genesys and Forte could cause the interruption of, or a disruption in, the business activities of the constituent companies, which could have a material adverse effect on the operations and financial results of the combined company. Even if Forte is successfully integrated into the Company, the acquired operations may not achieve sales, productivity and profitability commensurate with the Company's historical operating results or with projected results of the Company and financial analysts and investors. Failure to achieve such projected results would have a material adverse effect on the Company's financial performance, and in turn, on the market value of Genesys Common Stock. There can be no assurance that the combined company will realize any of the anticipated benefits of the Forte acquisition or that the acquisition will enhance the Company's business or financial performance.

     The Company regularly evaluates product and technology acquisition opportunities and it may make additional acquisitions in the future. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention away from day-to-day matters and potential loss of key employees from acquired companies. No assurance can be given as to the ability of the Company to successfully integrate acquired operations and personnel, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, place a strain on the Company's management systems and resources, expose the Company to the risks of entering markets in which it has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on its business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the years and periods indicated.


                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                ENDED
                                                     DECEMBER 31,         DECEMBER 31,
                                                     ------------         ------------
                                                     1997     1996      1997       1996
                                                     ----     ----      ----       ----
Revenues:
     License ..................................       81.9%     84.5%     81.8%     81.8%
     Service ..................................       18.1      15.5      18.2      18.2
                                                     -----     -----     -----     -----
          Total revenues ......................      100.0     100.0     100.0     100.0
                                                     -----     -----     -----     -----
Cost of revenues:
     License ..................................        4.3       4.1       4.2       4.0
     Service ..................................       11.7      10.7      11.5      11.8
                                                     -----     -----     -----     -----
          Total cost of revenues ..............       16.0      14.8      15.7      15.8
                                                     -----     -----     -----     -----
Gross Margin ..................................       84.0      85.2      84.3      84.2
                                                     -----     -----     -----     -----
Operating expenses:
     Research and development .................       19.2      26.0      19.0      29.5
     Sales and marketing ......................       44.1      39.9      43.5      41.1
     General and administrative ...............       10.5      13.3      11.0      16.5
     Merger costs .............................        4.7       --        2.5       --
                                                     -----     -----     -----     -----
          Total operating expenses ............       78.5      79.2      76.0      87.1
                                                     -----     -----     -----     -----
Income (loss) from operations .................        5.5       6.0       8.3      (2.9)
Interest and other income (expense), net ......        2.1       0.9       2.0       1.5
                                                     -----     -----     -----     -----
Income (loss) before provision for income taxes        7.6       6.9      10.3      (1.4)
Provision for income taxes ....................        1.6       --        3.1       --
                                                     -----     -----     -----     -----
Net income (loss) .............................        6.0%      6.9%      7.2%     (1.4)%
                                                     =====     =====     =====     =====


   Revenues
   --------
     License. License revenues increased by 123.0% from $7.0 million in the
     -------
three months ended December 31, 1996 to $15.7 million in the three months ended December 31, 1997. License revenues increased by 166.1% from $10.9 million in the first six months of fiscal 1997 to $28.9 million in the first six months of 1998. This increase was due to the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

     Service. Service revenues primarily comprise fees from consulting,
     -------
post-contract support and, to a lesser extent, training services. Service revenues increased by 168.5% from $1.3 million in the three months ended December 31, 1996 to $3.5 million in the three months ended December 31, 1997. Service revenues increased by 165.6% from $2.4 million in the first six months of fiscal 1997 to $6.4 million in the first six months of fiscal 1998. The Company's software license agreements often provide for maintenance, consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

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


   Cost of Revenues
   ----------------
     License. Cost of license revenues includes the costs of product media,
     -------
product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $339,000 and $831,000, in the three months ended December 31, 1996 and 1997, respectively, and $534,000 and $1.5 million in the six months ended December 31, 1996 and 1997, respectively. The increase in absolute dollar amounts relates primarily to an increase in the volume of products shipped by the Company, and the resulting increase in documentation material costs and personnel necessary to assemble and ship the products.

     Service. Cost of service revenues primarily comprise employee-related costs
     -------
incurred in providing consulting, post-contract support and training services. Cost of service revenues were $890,000 and $2.2 million in the three months ended December 31, 1996 and 1997, respectively, and were $1.6 million and $4.1 million in the six months ended December 31, 1996 and 1997, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.


   Operating Expenses
   ------------------
      For the three months ended December 31, 1997 and 1996, the Company's operating expenses were $15.0 million and $6.6 million, or 78.5% and 79.2% of total revenues, respectively. For the six months ended December 31, 1997 and 1996, the Company's operating expenses were $26.9 million and $11.6 million, or 76.0% and 87.1% of total revenues, respectively.

     Research and Development. Research and development expenses were $3.7
     ------------------------
million and $2.2 million, or 19.2% and 26.0% of total revenues in the three months ended December 31, 1997 and 1996, respectively and $6.7 million and $3.9 million, or 19.0% and 29.5% of total revenues in the six months ended December 31, 1997 and 1996, respectively. These expenses increased in absolute dollars and as a percentage of total revenues primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

     Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $450,000 of software development costs incurred in the six months ended December 31, 1997 related to the release of its
5.0 product suite. Costs that were eligible for capitalization in the six months ended December 31, 1996 were insignificant, and accordingly the Company charged all software development costs to research and development expense in this period.

     Sales and Marketing. Sales and marketing expenses were $8.4 million and
     -------------------
$3.3 million, representing 44.1% and 39.9% of total revenues in the three months ended December 31, 1997 and 1996, respectively and $15.4 million and $5.5 million, or 43.5% and 41.1% of total revenues in the six months ended December 31, 1997 and 1996, respectively. These expenses increased in absolute dollars primarily due to the Company's investment in building a direct sales force in North America and, to a lesser extent, in Europe, and the Company's investment in expanding its channel sales force in North America, Europe and the Asia Pacific. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company expects to continue to expand its direct sales and marketing efforts and to develop a significant channel sales organization, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

     General and Administrative. General and administrative expenses were $2.0
     --------------------------
million and $1.1 million, or 10.5% and 13.3% of total revenues in the three months ended December 31, 1997 and 1996, respectively and $3.9 million and $2.2 million, or 11.0% and 16.5% of total revenues in the six months ended December 31, 1997 and 1996, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. In addition, the Company has incurred higher legal costs associated primarily with general corporate matters, trademark matters and patent filings. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization, and, accordingly, it expects general and administrative expenses to continue to increase in absolute dollars. General and administrative expenses as a percentage of total revenues have decreased from 13.3% in the second quarter of fiscal 1997 to 10.5% in the second quarter of fiscal 1998 and from 16.5% for the first six months of fiscal 1997 to 11.0% in the first six months of fiscal 1998, due principally to the significant investments made by the Company in 1997 in anticipation of significant growth during fiscal 1997 and 1998. The Company expects to continue to increase general and administrative expenses in absolute dollars, but expects that these expenses as a percentage of total revenues will stabilize.

     Merger Costs. The Company incurred $905,000 of merger costs in connection
     ------------
with the merger of Forte Advanced Management Software, Inc. during the three and six months ended December 31, 1997. The costs consisted primarily of legal and accounting fees.

   Provision for Income Taxes
   --------------------------
      The Company's effective tax rate for the three months ended December 31, 1997 was 20%. The decrease in the effective tax rate from 35% recorded in the quarter ended September 30, 1997 is due to a one-time credit relating to the benefit of deferred tax assets assumed in the acquisition of Forte Advanced Management Software, Inc., which was an S-Corporation prior to the merger. In accordance with the provisions of SFAS 109 and APB 16, such benefit is recorded in the period in which the merger is consummated. The Company estimates that its effective tax rate for the remainder of fiscal 1998 will be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1997, the Company completed its initial public offering in which it raised approximately $41.2 million from the sale of 2,375,000 shares of common stock and the exercise of certain Warrants. Prior to its initial public offering, the Company had financed its operations and met its capital expenditure requirements primarily from proceeds from related party advances, a $1.5 million term note (of which $900,000 was converted into Series A Preferred Stock) and the private sale of Preferred Stock, from which the Company raised $17.2 million. At December 31, 1997, the Company's primary sources of liquidity included cash and cash equivalents of $24.5 million and short-term investments of $23.8 million.

      The Company generated cash from operating activities of $6.6 million in the six months ended December 31, 1997 related primarily to an increase in net income and an increase in deferred revenues. The Company used cash in operating activities of $3.2 million in the six months ended December 31, 1996 related primarily to an increase in accounts receivable.

      The Company used cash to purchase $23.8 million of short-term investments and $4.9 million of property and equipment in the six months ended December 31, 1997. The Company used cash to purchase $1 million of property and equipment in the six months ended December 31, 1996.

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

QUARTERLY RESULTS OF OPERATIONS AND FORWARD LOOKING STATEMENTS

     The Company's quarterly operating results have in the past fluctuated and may in the future fluctuate significantly, depending on a number of factors, many of which are beyond the Company's control, including: market acceptance of the Company products; the Company's ability to develop and market new products and product enhancements; new product releases by the Company and its competitors and the timing of such releases; the size, timing and recognition of revenue from significant orders; the length of sales and implementation cycles; the Company's ability to integrate acquired businesses; competition; the Company's success in establishing indirect sales channels and expanding its direct sales force; the Company's success in retaining and training third-party support personnel; the delay or deferral of significant revenues until acceptance of software required by an individual license transaction; technological changes in the ECTI market; the deferral of customer orders in anticipation of new products and product enhancements; purchasing patterns of indirect channel partners and customers; changes in pricing policies by the Company and its competitors; the mix of revenues derived from the Company's direct sales force and various indirect distribution and marketing channels; the mix of revenues derived from domestic and international customers; seasonality; changes in operating expenses; changes in relationships with strategic partners; changes in Company strategy; personnel changes; foreign currency exchange rate fluctuations; the ability of the Company to control its costs; and general economic factors.

     While the Company generally operates with limited backlog, from time to time it receives orders from customers that are for project development over an extended period of time. During the six months ended December 31, 1997, the Company received a commitment from BT totaling 10 million pounds, and the Company estimates that the deployment of this order will occur over a 12 to 24 month period. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size per site ranges from $100,000 to $300,000; however, certain orders during the six months ended December 31, 1997 have exceeded $500,000 each. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring customer acceptance of implementation, the Company does not recognize license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for ECTI software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on its expectations as to future revenues. Consequently, if future revenue levels were below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans, business strategy, results of operations and financial position. Readers are referred to the "Risk Factors" section of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.


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

         On June 16, 1997, the Company's registration statement on Form S-1 (SEC File No. 333-24479) was declared effective. The registration statement registered for offer and sale 2,500,000 (2,875,000 shares including over-allotments) of the Company's Common Stock, no par value, for an aggregate price of $45 million ($51.75 million including over-allotments) (the "Offering"). Pursuant to the Offering, which was completed in June 1997, the Company sold 2,375,000 shares, including over-allotments, of Common Stock and certain shareholders of the Company sold 500,000 shares of Common Stock. The shares in the Offering were sold in a firm commitment underwriting that was co-managed by Goldman Sachs & Company, Lehman Brothers and Robertson, Stephens & Company (now known as BancAmerica Robertson Stephens). The amount of underwriting expenses incurred by the Company in connection with the Offering were approximately $1,990,500, resulting in net proceeds to the Company in the amount of $37,137,000.

         As of December 31, 1997, none of the net proceeds from the Offering have been used by the Company, and the net proceeds are held in cash or high-grade short-term investments. The Company's planned use of proceeds is as described in the registration statement.


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company's 1997 Annual Meeting of Shareholders was held on November 12, 1997 (the "Annual Meeting"). At the Annual Meeting, the shareholders voted on the following matters:

         (a) Election of Directors. The shareholders elected all nominees to the Board of Directors at the Annual Meeting. The results of the voting were as follows: (i) Gregory Shenkman, 12,693,075 votes for election, 6,400 votes withheld, no abstentions and no broker non-votes; (ii) Alec Miloslavsky, 12,693,075 votes for election, 6,400 votes withheld, no abstentions and no broker non-votes;
               (iii) James Jordan, 12,693,075 votes for election, 6,400 votes withheld, no abstentions and no broker non-votes; (iv) Bruce Dunlevie, 12,692,075 votes for election, 7,400 votes withheld, no abstentions and no broker non-votes; and (v) Paul D. Levy, 12,694,175 votes for election, 5,300 votes withheld, no abstentions and no broker non-votes.

         (b) Ratification of the selection of Arthur Andersen, LLP as the Company's independent accountants for the fiscal year ending June 30, 1998. The result of the vote was: 12,657,775 votes cast for, 37,200 votes cast against, no votes withheld, 4,500 abstentions and no broker non-votes.


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


                               GENESYS TELECOMMUNICATIONS LABORATORITORIES, INC.





Date: February 16, 1998        By: /s/ GREGORY SHENKMAN
                                   --------------------
                                    Gregory Shenkman
                                    President and Chief Executive Officer


Date: February 16, 1998        By: /s/ MICHAEL J. MCCLOSKEY
                                   ------------------------
                                    Michael J. McCloskey
                                    Chief Operating Officer,
                                    Chief Financial Officer and
                                    Secretary; Vice President, Finance
                                    and International