Form 10-Q
period 1998-03-31
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1998-05-14
CIK 1036436

                 SECURITIES AND EXCHANGE COMMISSION PRIVATE

                           Washington, D.C. 20549

                                  FORM 10-Q
                                 (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                     OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

                      Commission File Number  000-22605

                GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
           (Exact name of registrant as specified in its charter)

         California                                 94-3120525
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

   1155 Market Street, San Francisco                  94103
(Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code     (415) 437-1100


                               Not Applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of each class             Outstanding at March 31, 1998
        -------------------             -----------------------------
     Common Stock, no par value                21,934,942 shares

               GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                        THIRD QUARTER 1998 FORM 10-Q
                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
ITEM 1.  Financial Statements                                                 3

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          16

PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                              16
     ITEM 2.  Changes in Securities and Use of Proceeds                      17
     ITEM 3.  Defaults Upon Senior Securities                                17
     ITEM 4.  Submission of Matters to a Vote of Security Holders            17
     ITEM 5.  Other Information                                              17
     ITEM 6.  Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                   18

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------

 Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 1998
        and June 30, 1997                                               4

        Condensed Consolidated Statements of Operations for the
        three and nine months ended March 31, 1998 and 1997             5

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended March 31, 1998 and 1997                       6

        Notes to Condensed Consolidated Financial Statements            7

                GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                              ASSETS

                                                                                   March 31,      June 30,
                                                                                     1998           1997
                                                                                  -----------     --------
                                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ............................................       $ 24,322        $ 47,160
     Short-term investments ...............................................         23,611            --
     Accounts receivable, net .............................................         22,433          18,297
     Prepaid expenses and other ...........................................          5,462           3,880
                                                                                  -----------     --------
              Total current assets ........................................         75,828          69,337

PROPERTY AND EQUIPMENT, net ...............................................         11,807           7,383

OTHER ASSETS ..............................................................          4,308           3,225
                                                                                  -----------     --------
                                                                                  $ 91,943        $ 79,945
                                                                                  ===========     ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank line of credit ..................................................       $   --          $    241
     Current portion of long-term obligations..............................            366             476
     Accounts payable .....................................................          2,583           2,707
     Accrued payroll and related benefits .................................          1,897           1,748
     Other accrued liabilities ............................................          7,431           4,985
     Deferred revenues ....................................................         15,602          12,152
                                                                                  -----------     --------
              Total current liabilities ...................................         27,879          22,309
                                                                                  -----------     --------

LONG-TERM OBLIGATIONS......................................................            111             875
                                                                                  -----------     --------

SHAREHOLDERS' EQUITY:
           Common stock ...................................................         65,571          63,112
           Shareholder notes receivable ...................................           (375)           (434)
           Cumulative translation adjustment...............................           (121)            124
           Accumulated deficit ............................................         (1,122)         (6,041)
                                                                                  -----------     --------
     Total shareholders' equity ...........................................         63,953          56,761
                                                                                  -----------     --------
                                                                                  $ 91,943        $ 79,945
                                                                                  ===========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                    Three Months Ended                     Nine Months Ended
                                                         March 31,                              March 31,
                                                         --------                               --------
                                                  1998              1997                 1998             1997
                                                  ----              ----                 ----             ----
                                                    (Unaudited)                                (Unaudited)
REVENUES:
  License ...................................  $ 18,262            $  9,484           $  47,206          $  20,362
  Service....................................     4,473               1,284              10,918              3,711
                                               --------            --------           ---------          ---------
     Total revenues .........................    22,735              10,768              58,124             24,073
                                               --------            --------           ---------          ---------

COST OF REVENUES:
  License ...................................       969                 490               2,471              1,024
  Service....................................     2,907               1,002               6,957              2,574
                                               --------            --------           ---------          ---------
     Total cost of revenues..................     3,876               1,492               9,428              3,598
                                               --------            --------           ---------          ---------

GROSS MARGIN ................................    18,859               9,276              48,696             20,475
                                               --------            --------           ---------          ---------

OPERATING EXPENSES:
  Research and development...................     4,047               2,707              10,773              6,637
  Sales and marketing........................     9,408               4,464              24,803              9,935
  General and administrative ................     2,194               1,572               6,075              3,765
  Merger costs...............................        --                  --                 905                 --
                                               --------            --------           ---------          ---------
     Total operating expenses ...............    15,649               8,743              42,556             20,337
                                               --------            --------           ---------          ---------

INCOME FROM OPERATIONS.......................     3,210                 533               6,140                138

INTEREST AND OTHER INCOME (EXPENSE),
NET..........................................       436                 (69)              1,165                136
                                               --------            --------           ---------          ---------

INCOME BEFORE PROVISION FOR
  INCOME TAXES...............................     3,646                 464               7,305                274
PROVISION FOR INCOME TAXES...................     1,276                 230               2,386                230
                                               --------            --------           ---------          ---------

NET INCOME ..................................  $  2,370            $    234           $   4,919          $      44
                                               ========            ========           =========          =========

BASIC NET INCOME  PER SHARE .................  $   0.11            $   0.02           $    0.24          $    0.00
                                               ========            ========           =========          =========
DILUTED NET INCOME PER SHARE ................  $   0.09            $   0.01           $    0.18          $    0.00
                                               ========            ========           =========          =========

BASIC WEIGHTED AVERAGE COMMON SHARES ........    21,384              13,554              20,896             13,922
                                               ========            ========           =========          =========

DILUTED WEIGHTED AVERAGE COMMON SHARES ......    26,800              20,776              26,865             19,632
                                               ========            ========           =========          =========

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                             For the Nine Months
                                                                               Ended March 31,
                                                                           1998              1997
                                                                           ----              ----
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...................................................       $  4,919        $     44
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Deferred stock compensation expense .......................            358             150
        Depreciation and amortization .............................          2,616             538
        Provision for doubtful accounts ...........................            678             113
        Changes in operating assets and liabilities:
            Accounts receivable ...................................         (4,814)         (7,462)
            Prepaid expenses and other ............................         (1,827)         (1,201)
            Accounts payable ......................................           (124)          1,052
            Accounts payable to related parties ...................           --              (228)
            Accrued payroll and related benefits ..................          2,446             894
            Other accrued liabilities .............................            149           1,136
            Deferred revenues .....................................          3,450           4,293
                                                                          --------        --------
                Net cash provided by (used in) operating activities          7,851            (671)
                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments, net .....................        (23,611)            --
     Purchases of property and equipment ..........................         (7,015)         (4,392)
     (Increase) decrease in other assets ..........................         (1,258)         (2,859)
                                                                          --------        --------
                Net cash used in investing activities .............        (31,884)         (7,251)
                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of advances from related parties ..................           --               (25)
     Repayments of bank line of credit ............................           (241)            (87)
     Principal payments on capital lease obligations ..............            (56)            (34)
     Proceeds from/(Repayments) of long-term obligations ..........           (818)            102
     Repayments of convertible debt to related parties ............           --              (367)
     Proceeds from sales of common stock ..........................          2,310          12,024
                                                                          --------        --------
                Net cash used in financing activities .............          1,195          11,613
                                                                          --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................        (22,838)          3,691

CASH AND CASH EQUIVALENTS:
     Beginning of Period ..........................................         47,160           5,900
                                                                          --------        --------
      End of Period ...............................................       $ 24,322        $  9,591
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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have been prepared by Genesys Telecommunications Laboratories, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to limited operating history, potential fluctuations in quarterly operating results, lengthy sales cycle, lengthy implementation cycle, dependence on third party consultants, dependence on new products, rapid technological change, competition, product concentration, management of growth, dependence on third-party resellers, GeoTel litigation, customer concentration, dependence on emerging ECTI market, risks associated with international sales and operations, dependence on key personnel, government regulation of immigration, dependence on ability to integrate with third-party technology, product liability, protection of intellectual property, concentration of stock ownership, possible volatility of stock price, shares eligible for future sale, registration rights, effect of certain charter provisions, anti-takeover effects of provisions of the by-laws and uncertainty as to use of proceeds. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company

2.  CONSOLIDATION

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

    Net revenue and income of the separate companies for the nine months ended March 31, 1998 were:

                                                       Genesys            Forte Advanced
                                                  Telecommunications        Management
                                                  Laboratories, Inc.      Software, Inc.            Combined
                                                 -------------------      --------------            --------
Nine Months Ended March 31, 1998:
         Total Revenue.........................      $   55,898             $   2,226             $   58,124
         Net Income (Loss).....................           5,298                  (379)                 4,919

Nine Months Ended March 31, 1997:
         Total Revenue.........................      $   21,991             $   2,082             $   24,073
         Net Income (Loss).....................             593                  (549)                    44

4.  NET INCOME PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which was adopted by the Company in the quarter ended December 31, 1997, and in accordance with this standard all prior periods presented have been restated to conform to its provisions. Under the new requirements for calculating earnings per share, the dilutive effect of potential common shares is excluded from basic net income per share. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Potential common shares are excluded from the dilutive computation only if their effect is anti-dilutive.

    In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin 98, which included SEC requirements related to the adoption of SFAS 128. The Company applied these provisions to the calculation of basic and diluted weighted average shares outstanding for all periods presented in the accompanying statements of operations.

    Pro forma basic weighted average common shares outstanding for the three and nine months ended March 31, 1997 was 16,600 and 16,800, respectively, assuming the conversion of preferred stock upon the completion of the Company's initial public offering in June 1997. Pro forma basic earnings per share for the three and nine months ended March 31, 1997 was $0.01 and $0.00, respectively.

    Basic and Diluted Weighted Average Common and Potential Common Shares presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):

                                                              Quarter           Nine Months
                                                               Ended               Ended
                                                             March 31,           March 31,
                                                             ---------           ---------
                                                           1998      1997       1998      1997
                                                           ----      ----       ----      ----
Weighted average common shares outstanding ...........    20,717    12,887    20,229    13,255

Shares issued in acquisition of Forte ................       667       667       667       667

BASIC WEIGHTED AVERAGE COMMON SHARES..................    21,384    13,554    20,896    13,922
                                                          ======    ======    ======    ======

Convertible Preferred Stock ..........................      --       3,082      --       2,898

Weighted average options and warrants for
     common stock.....................................     5,416     4,140     5,969     2,812

DILUTED WEIGHTED AVERAGE COMMON SHARES................    26,800    20,776    26,865    19,632
                                                          ======    ======    ======    ======

5.  LITIGATION

    On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. A non-jury trial has been scheduled for November 30, 1998. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T-Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with patent counsel, the Company does not believe any of the products described under "Business-- Products" in the Company's Annual Report on Form 10-K infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under "Business--Research and Development" in the Company's Annual Report on Form 10-K, the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which will be adopted by the Company in fiscal 1999. SOP 97-2 clarifies and amends certain provisions of Statement of Position 91-1, "Software Revenue Recognition". The Company does not believe the adoption of the provisions of SOP 97-2 will have a material impact on the Company's financial position or results of operations.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was adopted by the Company in fiscal 1998. SFAS 129 continues the existing requirements to disclose the pertinent rights and privileges or all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The adoption of this statement had no impact on the Company's financial statements.

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

                                                Three Months         Nine Months
                                                   Ended                Ended
                                                 March 31,            March 31,
                                                 --------             --------
                                             1998         1997     1998         1997
                                             ----         ----     ----         ----
Revenues:
     License ...........................       80.3%     88.1%      81.2%     84.6%
     Service ...........................       19.7      11.9       18.8      15.4
                                             ------     -----      -----     -----
          Total revenues ...............      100.0     100.0      100.0     100.0
                                             ------     -----      -----     -----
Cost of revenues:
     License ...........................        4.2       4.6        4.2       4.2
     Service ...........................       12.8       9.3       12.0      10.7
                                             ------     -----      -----     -----
          Total cost of revenues .......       17.0      13.9       16.2      14.9
                                             ------     -----      -----     -----
Gross Margin ...........................       83.0      86.1       83.8      85.1
                                             ------     -----      -----     -----
Operating expenses:
     Research and development ..........       17.8      25.1       18.5      27.6
     Sales and marketing ...............       41.4      41.5       42.7      41.3
     General and administrative ........        9.6      14.6       10.4      15.6
     Merger costs ......................       --        --          1.6       --
                                             ------     -----      -----     -----
          Total operating expenses .....       68.8      81.2       73.2      84.5
                                             ------     -----      -----     -----
Income from operations .................       14.1       4.9       10.6       0.6
Interest and other income (expense), net        1.9      (0.6)       2.0       0.6
                                             ------     -----      -----     -----
Income before provision for income taxes       16.0       4.3       12.6       1.2
Provision for income taxes .............        5.6       2.1        4.1       1.0
                                             ------     -----      -----     -----
Net income..............................       10.4%      2.2%       8.5%      0.2%
                                             ======     =====      =====     =====

Revenues

     License. License revenues increased by 92.6% from $9.5 million in the three months ended March 31, 1997 to $18.3 million in the three months ended March 31, 1998. License revenues increased by 131.8% from $20.4 million in the first nine months of fiscal 1997 to $47.2 million in the first nine months of fiscal 1998. This increase was due to additional licenses of the Company's products which resulted from the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

     Service. Service revenues primarily comprise fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 248.4% from $1.3 million in the three months ended March 31, 1997 to $4.5 million in the three months ended March 31, 1998. Service revenues increased by 194.2% from $3.7 million in the first nine months of fiscal 1997 to $10.9 million in the first nine months of fiscal 1998. The Company's software license agreements often provide for maintenance, consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

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


Cost of Revenues

     License. Cost of license revenues includes the costs of product media, product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $969,000 and $490,000, in the three months ended March 31, 1998 and 1997, respectively, and $2.5 million and $1.0 million in the nine months ended March 31, 1998 and 1997, respectively. The increase in absolute dollar amounts relates primarily to an increase in the volume of products shipped by the Company, and the resulting increase in documentation material costs and personnel necessary to assemble and ship the products.

     Service. Cost of service revenues are primarily comprised of employee-related costs incurred in providing consulting, post-contract support and training services. Cost of service revenues were $2.9 million and $1.0 million in the three months ended March 31, 1998 and 1997, respectively, and were $7.0 million and $2.6 million in the nine months ended March 31, 1998 and 1997, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.


Operating Expenses

     For the three months ended March 31, 1998 and 1997, the Company's operating expenses were $15.6 million and $8.7 million, or 68.8% and 81.2% of total revenues, respectively. For the nine months ended March 31, 1998 and 1997, the Company's operating expenses were $42.6 million and $20.3 million, or 73.2% and 84.5% of total revenues, respectively.

     Research and Development. Research and development expenses were $4.0 million and $2.7 million, or 17.8% and 25.1% of total revenues in the three months ended March 31, 1998 and 1997, respectively and $10.8 million and $6.6 million, or 18.5 % and 27.6% of total revenues in the nine months ended March 31, 1998 and 1997, respectively. These expenses increased in absolute dollars and as a percentage of total revenues primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

     Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $1.3 million of software development costs incurred in the nine months ended March 31, 1998 related to the development of its 5.0 and 5.1 product suite. Costs that were eligible for capitalization in the nine months ended March 31, 1997 were insignificant, and accordingly the Company charged all software development costs to research and development expense in this period.

     Sales and Marketing. Sales and marketing expenses were $9.4 million and $4.5 million, representing 41.4% and 41.5% of total revenues in the three months ended March 31, 1998 and 1997, respectively and $24.8 million and $9.9 million, or 42.7% and 41.3% of total revenues in the nine months ended March 31, 1998 and 1997, respectively. These expenses increased in absolute dollars primarily due to the Company's investment in building a direct sales force in North America and, to a lesser extent, in Europe, and the Company's investment in expanding its channel sales force in North America, Europe and the Asia Pacific. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company expects to continue to expand its direct sales and marketing efforts and to develop a significant channel sales organization, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

     General and Administrative. General and administrative expenses were $2.2 million and $1.6 million, or 9.6% and 14.6% of total revenues in the three months ended March 31, 1998 and 1997, respectively and $6.1 million and $3.8 million, or 10.4% and 15.6% of total revenues in the nine months ended March 31, 1998 and 1997, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. In addition, the Company has incurred higher legal costs associated primarily with general corporate matters, trademark matters and patent filings. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization and for legal expenses that are expected to increase in connection with the GeoTel litigation, and, accordingly, it expects general and administrative expenses to continue to increase in absolute dollars. General and administrative expenses as a percentage of total revenues have decreased from 14.6% in the third quarter of fiscal 1997 to 9.6% in the third quarter of fiscal 1998 and from 15.6% for the first nine months of fiscal 1997 to 10.4% in the first nine months of fiscal 1998, due principally to the significant investments made by the Company in 1997 in anticipation of significant growth during fiscal 1997 and 1998. The Company expects to continue to increase general and administrative expenses in absolute dollars, but expects that these expenses as a percentage of total revenues will stabilize.

     Merger Costs. The Company incurred $905,000 of merger costs in connection with the merger of Forte Advanced Management Software, Inc. during the nine months ended March 31, 1998. The costs consisted primarily of legal and accounting fees.

Provision for Income Taxes

     The Company's effective tax rate for the three months ended March 31, 1998 was 35%, which the Company estimates will be the effective tax rate for the
remainder of fiscal 1998.   In the quarter ended December 31, 1997, the Company
recorded a one-time credit relating to the benefit of deferred tax assets assumed in the acquisition of Forte Advanced Management Software, Inc. which was an S-Corporation prior to the merger. In accordance with the provisions of SFAS 109 and APB 16, such benefit is recorded in the period in which the merger is consummated. As a result of this benefit, the Company's effective tax rate for the nine months ended March 31, 1998 was 33%.

Liquidity and Capital Resources

     In June 1997, the Company completed its initial public offering in which it raised approximately $41.2 million from the sale of 2,375,000 shares of common stock and the exercise of certain Warrants. Prior to its initial public offering, the Company had financed its operations and met its capital expenditure requirements primarily from proceeds from related party advances, a $1.5 million term note (of which $900,000 was converted into Series A Preferred Stock) and the private sale of Preferred Stock, from which the Company raised $17.2 million. At March 31, 1998, the Company's primary sources of liquidity included cash and cash equivalents of $24.3 million and short-term investments of $23.6 million.

     The Company generated cash from operating activities of $8.1 million in the nine months ended March 31, 1998 related primarily to an increase in net income and an increase in deferred revenues. The Company used cash in operating activities of $671,000 in the nine months ended March 31, 1997 related primarily to an increase in accounts receivable.

     The Company used cash to purchase $23.6 million of short-term investments and $7.0 million of property and equipment in the nine months ended March 31, 1998. The Company used cash to purchase $4.4 million of property and equipment in the nine months ended March 31, 1997.

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

     While the Company generally operates with limited backlog, from time to time it receives orders from customers that are for project development over an extended period of time. During the nine months ended March 31, 1998, the Company received a commitment from BT totaling 10 million pounds, and the Company estimates that the deployment of this order will occur over a 12 to 24 month period. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size per site ranges from $100,000 to $300,000; however, several orders during the nine months ended March 31, 1998 have exceeded $500,000 each. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring customer acceptance of implementation, the Company does not recognize license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for ECTI software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on its expectations as to future revenues. Consequently, if future revenue levels were below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings
         -----------------

         On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. A non-jury trial has been scheduled for November 30, 1998. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T-Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with patent counsel, the Company does not believe any of the products described under "Business--Products" in the Company's Annual Report on Form 10-K infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under "Business--Research and Development" in the Company's Annual Report on Form 10-K, the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         As of March 31, 1998, none of the net proceeds from the Offering have been used by the Company, and the net proceeds are held in cash or high-grade short-term investments. The Company's planned use of proceeds is as described in the registration statement.


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


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

         Exhibit
         Number    Exhibit
         -------   -------
         27.1      Financial Data Schedule

         (b) Reports on Form 8-K. On January 15, 1998, the Company filed a Report on Form 8-K dated December 31, 1997 relating to the Company's acquisition and merger of Forte Advanced Management Software, Inc. a California corporation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GENESYS TELECOMMUNICATIONS LABORATORIES, INC.



Date: May 13, 1998           By: /s/ Gregory Shenkman
                                 _________________________________________
                                 Gregory Shenkman
                                 President and Chief Executive Officer

Date: May 13, 1998           By: /s/ Michael J. McCloskey
                                 __________________________________________
                                 Michael J. McCloskey
                                 Chief Operating Officer, Chief Financial
                                 Officer and Secretary; Vice President, Finance and International