Form 10-K405
period 1998-06-30
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1998-09-28
CIK 1036436

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  TO

                        COMMISSION FILE NUMBER: 0-22605

                               ----------------

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                                     94-3120525
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

              1155 MARKET STREET, SAN FRANCISCO, CALIFORNIA 94103
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                (415) 437-1100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK (NO PAR VALUE)

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 30, 1998 was approximately $450 million (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  On June 30, 1998 approximately 22,415,222 shares of the Registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Certain statements contained in this report on Form 10-K including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 under the heading "Risk Factors." Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. BUSINESS

  Genesys Telecommunications Laboratories, Inc ("Genesys" or the "Company") is a leading provider of enterprise-wide customer interaction, computer telephony and e-mail software solutions. The Company's products allow an organization to optimally manage its customer interactions and employee communications to increase productivity, lower costs and achieve greater customer satisfaction and loyalty. To accomplish this, Genesys' software-based solutions integrate and extend the capabilities of an organization's computer, telecommunications and database systems, bringing together what were once disparate technologies. The Company believes that as customer interactions are increasingly viewed as strategic to an organization's mission, call center capabilities will be extended beyond traditional agent, site and switch boundaries, transforming the entire enterprise into a customer interaction network.

  The Genesys Suite is made up of two integrated elements: an open, scalable, standards-based framework, and a broad suite of inbound and outbound communication and reporting applications. With the ability to integrate multiple communications media, the Genesys Suite supports traditional voice calls, as well as customer interactions via e-mail and the Internet. The open, standards-based nature of the Company's framework products allows an organization to leverage its investments in existing telecommunications and computing infrastructure, software applications and employee training. The Company's products support the integration of internally developed or commercially available business applications, such as help desk or sales force automation. In order to assist customers in realizing the maximum benefit from its solutions, the Company augments its software license products with a range of professional service offerings, including implementation, training and support services. To date, the Company has licensed its products to more than 300 end-users worldwide.

BACKGROUND

  In the increasingly complex global business environment, an organization's ability to manage the increased information demands of customers and employees in a cost-effective manner is an important competitive advantage. In response to these competitive pressures, the delivery of high-quality, cost-effective services has become critical in differentiating an organization's product or service offerings and expanding its market share. To provide higher quality customer interactions and optimize communications with employees, organizations need to integrate critical business information and computing resources with telephony and other telecommunications media.

  Organizations today communicate, both internally and externally, through a variety of media, including telephony, voice mail, e-mail, the Internet, and video. Traditionally, each of these media and their associated databases and information retrieval systems has been developed as a point solution and treated as an independent environment. This has limited productivity, increased costs and restricted the ability of organizations to improve customer satisfaction and loyalty. Recognizing the limitations of the data "silos" they have created, and the inherent value of their information assets to enhance customer interactions, organizations are seeking a flexible means to integrate telecommunications media and computing platforms in order to optimize flows of information to the call center, and across the enterprise. It has now become a requirement that organizations blend media to more optimally manage their global customer management strategies. To be most effective, organizations need to make information available at any time it is needed, anywhere it may be located and in any way that it may be requested.

  A number of general business trends are also contributing to the increasing importance of integrating telecommunications media and computing platforms. They include:

  . The increasingly global nature of business operations, which has significantly complicated the task of managing information and providing expertise in a real-time cost-effective manner.

  . The proliferation of distributed computing environments, which has resulted in the broader dissemination of information--particularly through enterprise software applications that address key business functions such as customer service, finance, human resources, sales and marketing and supply chain management and increased the complexity of accessing this information.

  . The deregulation of major industries, specifically telecommunications, banking, health care and utilities, which has resulted in increased competition, new business opportunities, and a drive to deliver new and enhanced services as a means of competitive differentiation.

  . The increase in merger and acquisition and partnering activity, which has forced organizations to integrate complex, disparate telecommunications and computer systems, while maintaining high-quality customer service and without disrupting or delaying access to critical business information.

  Organizations have confronted a variety of complex business and technological issues associated with intelligently accessing customer information in a real-time, automated and cost-effective manner. The initial response to these issues has been the establishment of formal call centers, where hundreds of customer service representatives may occupy a dedicated facility with systems designed specifically to address high levels of customer inquiry. Typically, these call centers have been automated at the hardware level (i.e., the telephone switch) through automated call distribution ("ACD") or interactive voice response ("IVR") systems. In the face of competitive pressures, the stand-alone nature of these systems is becoming increasingly burdensome to organizations. The appropriate person to handle certain customer interactions or employee inquiries may no longer be a call center representative with limited, generic training, but might instead be a more experienced or specialized employee located elsewhere within the enterprise. Providing intelligent access to these employees, as well as call center representatives, and furnishing them with pertinent information requires a level of sophistication and flexibility beyond the reach of traditional solutions.

  Shortcomings in the traditional means by which organizations have managed customer interactions and employee communications, in combination with the general business trends noted above, have created what the Company believes to be a significant market opportunity for computer telephony solutions with the following characteristics:

  . open, standards-based frameworks within which computer telephony and other enterprise business applications, whether developed by Genesys, ISVs or in-house IT departments, may be incorporated;

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


  The Company believes that solutions with these characteristics will allow organizations of all sizes to increase productivity, lower costs and achieve greater customer satisfaction and loyalty, as well as enable organizations to develop and offer new or enhanced revenue-generating services.

THE GENESYS SOLUTION

  Genesys is a leading provider of customer interaction, computer telephony and e-mail solutions that enable organizations to integrate critical business information and computing resources with telephony and other communications media. Genesys believes that its products represent a fundamentally new approach to computer telephony that addresses many of the limitations inherent in traditional call center approaches. The Company's products provide the following benefits:

 Open, Scaleable and Media-Independent Platform

  The Company's open platform intelligently manages the convergence of disparate telecommunications media and heterogeneous computing environments. The Company's platform is designed to scale with increases in the volume of customer inquiries and growth in the number of customer service representatives and geographic locations. The Company's platform readily integrates with a broad range of proprietary telephone switching platforms, IVRs and major computing platforms, operating systems and databases. With the ability to integrate multiple communications media, the Company's platform supports traditional voice calls, as well as customer interactions via e-mail and the Internet. In addition, the Genesys platform is designed to integrate with products developed by third parties and customers' internal development teams. The Genesys platform also supports many software development and network communication standards. This open systems approach enables an organization to leverage its investments in existing infrastructure, software applications and employee training.

 Broad Suite of Integrated Business Applications

  Genesys offers a broad array of integrated business applications that provide a wide range of computer telephony and e-mail solutions. These applications include intelligent call routing, e-mail management, outbound/blended dialing, and real-time and historical reporting. These applications are designed to integrate with an organization's existing telecommunications and computing infrastructure. Genesys also offers a sophisticated computer telephony integration ("CTI") development environment to enable an organization to develop its own applications and integrate applications from other vendors into the Genesys framework.

 Enhanced Customer Interactions

  The Company's products enable organizations to enhance interactions with customers, resulting in increased customer satisfaction and loyalty. For example, the Genesys Interaction Router product may be utilized for the real-time analysis of critical information, including a customer's account profile, financial position and the nature of past interactions, in order to direct incoming calls to the representative with the skills, attributes and experience necessary to best address the customer's needs. In addition, the Company's products extend the boundaries of the call center to enable a customer inquiry to be routed to more specialized personnel located throughout the organization, regardless of their location. This becomes more important as knowledge worker personnel are expected to become a larger portion of the overall market.

 Increased Efficiency and Productivity

  Genesys' products enable organizations to improve the efficiency of customer interactions, as well as optimize the distribution of information across the enterprise. The Company's products automate the call routing and placement function to minimize agents' idle time. The real-time availability of relevant customer information enables agents to process calls more quickly and efficiently, resulting in significant cost savings through greater agent productivity and decreased toll charges. An extensive suite of reporting tools enables managers to monitor and analyze the nature of inbound calls and the effectiveness of outbound campaigns in real-time and on a historical basis. In addition, by providing agents with increased access to pertinent information and improving the overall efficiency of customer interactions, the Company creates an environment conducive to cross-selling and other revenue-generating activities.

 Improved Time To Benefit

  The Company's platform and applications software are designed to provide customers with comprehensive customer interaction, computer telephony and e-mail solutions that can be quickly deployed. Additionally, customers have the flexibility to add new applications, whether developed internally, by Genesys or by third parties, as market requirements change. The quick deployment and flexibility of the Company's software allow customers to more quickly benefit from the efficiency and productivity gains that the software delivers.

THE GENESYS STRATEGY

  Genesys seeks to be the leading provider worldwide of customer interaction and computer telephony software solutions. The Company's strategy includes the following key elements:

 Establish The Genesys Framework As An Open Market Standard

  The Company's objective is to establish its products as the open market standards for computer telephony. To achieve this goal, the Company's products are designed to interoperate across most major telecommunications and computing platforms, allowing organizations to leverage most existing infrastructure investments. In addition, Genesys focuses on licensing its products to industry leaders in targeted strategic markets to extend market penetration. The Company has developed, and will continue to develop, strategic relationships with major telecommunications equipment and computer hardware vendors, systems integrators, value added resellers, software vendors and network service providers.

 Provide Industry-Leading, Technologically Advanced Products

  The Company offers a broad array of products that provide comprehensive computer telephony-based customer interaction solutions. Genesys has developed an industry-leading platform and suite of applications and continues to invest significant resources to enhance the Company's products and to incorporate new technologies and standards. Recognizing that customers will want to interact with organizations in a variety of media voice, web, e-mail Genesys continues to strengthen its position to offer multiple media solutions. In addition, Genesys offers a sophisticated CTI development environment to enable an organization to develop its own applications and integrate third-party applications into the Genesys framework.

 Target Strategic Markets

  The Company targets organizations with a strong need to manage external and/or internal communications, a heavy transaction orientation or significant requirements for managing customer information and providing customer service. The Company also focuses on specific industries undergoing structural changes, especially those experiencing deregulation or significant mergers and acquisitions activity. Examples include the telecommunications and financial services industries, where deregulation has substantially increased the competitive pressures to provide new or enhanced products and service offerings. In addition, mergers and acquisitions have created the need to integrate heterogeneous communications and computing environments without any disruption to customer service or employee communication.

  The Company has initially targeted formal call centers as important entry points for its products. Formal call centers derive particularly strong benefits from the integration of the communications and computing environments, in particular, the ability to offer more personalized service, increased productivity, and enhanced revenue opportunities. As this market evolves, The Company believes it will be able to leverage its market presence to offer a range of solutions for the informal call center and knowledge worker environments. With customer satisfaction taking on an increasingly important role in business strategy, Genesys will also enable companies to extend the benefits of computer telephony across the enterprise.

 Develop And Leverage Strategic Business Relationships

  The sale, installation and implementation of advanced CTI solutions require significant expenditures of time and resources. In order to supplement the Company's direct sales organization and more rapidly take advantage of the significant market opportunity, Genesys has focused on developing strategic third-party relationships with network service providers ("NSPs"), telecommunications equipment and computer hardware vendors, systems integrators, value added resellers ("VARs"), and independent software vendors ("ISVs"). These relationships enable Genesys to leverage the technical expertise of its partners and to access additional sales and marketing channels, while further enhancing its efforts to establish the Genesys platform as an open market standard.

 Enable Managed Services

  The Company believes that it can make its products available to a broader customer base than would otherwise be possible by working with local and long distance service companies to offer call center capabilities as a managed service offering. Genesys product functionality would be available to the service provider's clientele via their network. For organizations it means enjoying the benefits of Genesys' products without making an up front capital investment and being able to economically extend call center capabilities to small or branch offices and knowledge workers, groups for which costs have generally precluded their access to computer telephony solutions.

ARCHITECTURE

  The Company believes that its emphasis on, and investment in, the Genesys architecture is one of the keys to maintaining its technological leadership in computer telephony and extending into new markets. The Genesys architecture consists of a CTI and multimedia framework and a suite of integrated applications that are open, scaleable and standards-based. Whereas traditional telecommunications applications are often embedded within hardware such as ACDs and IVRs, the Genesys architecture supports a complete software-based CTI solution that interoperates across most major telecommunications and computing platforms. As a result, the Genesys architecture provides robust scalability, from small premise call centers to multi-site global enterprises, and can be readily adapted to an organization's existing infrastructure. The Company's solutions can scale with an increase in the size of the organization, and can quickly and easily accommodate changes in the level or nature of customer interactions and employee communications.

  [diagram of the four layer architecture described below in the text of this
                                    Report]

  The Genesys architecture consists of four layers. Three layers--Media Control Services, Common Application Services and Management Applications-- comprise the Genesys framework. The Media Control Services layer contains the interfaces to various telecommunications equipment and computing hardware, such as PBXs, ACDs, IVRs, outbound dialers, SS7 gateways and Internet and video servers. The Common Application Services layer contains a rich set of services that are used to create powerful CTI client/server applications, whether by the Company, third parties or an organization's own information technology departments. The Management Applications layer contains all the facilities required to install, configure, maintain and secure the Company's solutions.

  The fourth layer--Real-Time Business Applications sits on top of the Genesys framework and includes inbound, outbound, and reporting applications. This layer will incorporate future service applications when they become available.

PRODUCTS

  The Genesys Suite consists of two integrated elements--an open, scalable, standards-based framework and a broad suite of inbound and outbound communication and reporting applications--which enable organizations to manage customer interactions and employee communications to increase productivity, lower costs, and achieve greater customer satisfaction. The average selling price for the Genesys platform products ranges from $15,000 to $70,000 per site, plus additional fees based on the number of seats. The average selling price for an application product ranges from $25,000 to $75,000 per site. The Company's typical order size ranges from $200,000 to $400,000. In March 1998, the Company announced version 5.1 of the Genesys Suite, which introduced, among other product enhancements, installability and configuration improvements, and routing of customer interactions via multiple media such as the web and e-mail. Versions for additional platforms are scheduled to be released later in fiscal 1999.

 Genesys T-Server Framework

  Genesys T-Server. T-Server, the Company's platform product, is an open, scalable framework for computer telephony implementation. T-Server integrates diverse telephony systems, enterprise databases, agent desktop applications, call center applications and multiple media into a unified customer interaction foundation. It is compatible with most major PBXs, IVRs and ACDs and most major computing platforms, operating systems and databases. T-Server is designed to scale with increases in the volume of customer inquiries, growth in the number of customer service representatives and expansion to multiple sites in multiple geographies. Additional features include the ability to transfer voice and data across sites regardless of the switch type and providing the immediate appearance of customer data on the agent's screen (known as a "screen pop"). Other features and options incorporated in the recently announced version 5.1 include an e-mail capability which manages distribution of incoming e-mail to the call center; a dynamic call center configuration management feature which provides a single point of configuration for the entire call center in real time; and the inclusion of a Desktop Toolkit feature which enables easy integration of desktop applications on top of the Genesys platform.

  Genesys E-mail Option. As a result of the acquisition of Forte Advanced Management Software, Inc. (also known as Adante) in December 1997, Genesys recently introduced an e-mail multiple media option for T-Server Framework, which is an integrated version of Adante's standalone e-mail solution. Genesys E-Mail is a comprehensive Internet-based e-mail management solution for organizations that receive large volumes of e-mail. Genesys E-mail allows enterprises to integrate intelligent e-mail handling into their existing call center infrastructure. With Genesys E-mail, managers have the option of creating separate e-mail call centers, blending Internet and telephony-based activities or assigning specific agents within the traditional call center to exclusively handle customer e-mail. Additional features include automated message routing, rules-based autoresponses, message queuing and workflow, shared access to customer information, centralized standard response library and reporting.

  Genesys Web Option. Genesys Web makes it possible for companies to interact with customers via the web, extending the call center's reach beyond voice-based interactions. Using a call center-enabled web site, customers can request an immediate callback or schedule an automatic callback at a more convenient time. Web calls are recognized and managed like inbound voice calls, such that the web call can be intelligently routed to the appropriate agent, based on attached data such as the caller's identity, content topic, and agent skills. Additional Genesys Web features include: interactive queue statistics, which allow users to view wait times and their position in the queue; automatic e-mail reply, which sends customized e-mail messages to users who couldn't be reached; and a Secure Socket Layer (SSL) to provide security and privacy of information passed between web server and client applications.

 Applications--Inbound

  Genesys Interaction Router. Genesys Interaction Router is an intelligent, skills-based call routing application. Interaction Router can route and transfer inbound voice calls, e-mail, and other forms of communications based on a wide variety of criteria and conditions, including: call information such as caller ID, automatic number identification (ANI), dialed number identification service (DNIS), caller-entered digits (CED) or interactive voice response (IVR) data; customer information from enterprise databases, enterprise resource planning applications, and customer interaction software; agent or group skill sets and skill levels; telephony statistics for agents, groups, routing points, or queues; particular conditions, dates or times; pre-defined service level objectives for different categories of callers; and pre-defined disaster recovery scenarios. Genesys Interaction Router includes a graphical Strategy Builder that allows call centers to design customized routing strategies. The Strategy Builder features a drag-and-drop interface, compiler and debugger that tests and simulates strategies before loading, flexible scheduling for strategy loading, and the ability to redesign and load new strategies during real-time call center operations. Interaction Router also features a Network Interface option designed for multi-site enterprises.

 Applications--Outbound

  Genesys Campaign Manager. Genesys Campaign Manager is an advanced, predictive dialing application that manages outbound campaigns and blends inbound and outbound calling. Campaign Manager allows call center managers to design flexible, cost-effective outbound campaigns that increase sales, improve customer interactions and reduce costs. For blended campaigns, Campaign Manager is able to regulate the volume of outbound calls based on traffic to inbound services in order to optimize agent productivity and streamline staffing. Other features include: call-result detection, which enables customers to undertake large-scale, high-volume outbound call campaigns while minimizing agent downtime between calls; automated call-back management, which initiates outbound calls in response to customer requests generated by the Internet, IVR, ANI/DNIS, or even abandoned calls; an Outbound Scripting option that guides agents through pre-determined sales dialog; and displays of agent and campaign performance statistics in real time to help supervisors evaluate campaign success.

 Applications--Reporting

  Genesys Call Center Pulse. Designed to give call center managers a measure of agent effectiveness and efficiency, Genesys Call Center Pulse monitors real-time activities across the call center and provides a graphical display of these activities by agent, group or queue. Call Center Pulse provides a unified, real-time view of a call center across multiple sites, PBXs, platforms, and databases. Sample statistics include: number of inbound and outbound calls; number of calls handled; average time spent on the phone, compared to the total time required to handle the call; number of agents in each agent state; estimated number of calls agents or groups can handle in an hour; number of agents logged on and available; average speed of answer; average time to abandon; and percentage of answered calls and percentage of abandoned calls. Call Center Pulse also features flexible viewing options with incremental or accumulating statistics, and object-based views of agents, groups, and call centers, which allow supervisors to monitor one or more agents or predetermined groups.

  Genesys DART (Data Analysis and Reporting Tool). Genesys DART is a historical reporting package that tracks and stores data related to call center activity. It creates a historical record for each call, tracing its path from the moment the call enters the call center, through transfers and conferencing, to the call's final termination. In addition to voice calls, Genesys DART can track web-based interactions, providing a more comprehensive analysis of customer interactions. DART integrates with major databases such as Oracle, Sybase, Informix, and Microsoft SQL Server. Reports can be developed by the customer using standard, off the shelf reporting packages. With DART, managers can produce standard report or create customized reports using a DART tool or any third-party reporting tool. Additional DART features include: the ability to analyze the entire call center operation across multiple platforms and sites, and accessibility from virtually any desktop with Netscape Navigator 3.0 or higher or Microsoft Internet Explorer 3.0 or higher.

  Genesys Agent Pulse. Designed to give call center agents a real-time measure of their own performance, Genesys Agent Pulse delivers current status information and cumulative statistics of key performance measures, by hour and by day, to the agent's desktop. This tool allows agents to review performance data elements throughout their shift, and make adjustments to more effectively allocate their time and maximize their contribution to the call center. Agent Pulse also allows agents to compare their performance to a group, and allows managers to set thresholds and statistical alarms to enforce specific parameters for agents.

CUSTOMERS

  As of June 30 1998, Genesys had, directly or indirectly through VARs, systems integrators and resellers, licensed its products to more than 300 end-users worldwide. In fiscal 1998 and 1997, MCI Telecommunications accounted for 14.1% and 11.1%, respectively, of total revenues. In fiscal 1996, no customer accounted for more than 10% of total revenues. See "Risk Factors--Customer Concentration".

SALES AND MARKETING

  The Company's sales strategy is to target large organizations through its worldwide direct sales force as well as through a broad range of indirect channels, including telecommunications equipment vendors, systems integrators, VARs, ISVs and NSPs. The Company's worldwide sales headquarters is located in San Francisco, California. Domestic sales offices are located in Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, New Jersey, New York, Texas and Washington. Internationally, the Company has sales offices or other representation in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Taiwan, and the United Kingdom.

 Direct Sales

  The Company employs a direct sales force to market is products and services worldwide. As of June 30, 1998, the Company's sales and marketing staff consisted of 178 employees. The sales force focuses primarily on large accounts. Sales representatives are assigned quotas and compensated for all license revenues, generated within their assigned territories and/or accounts. The Company intends to expand its sales capabilities in the future. Many initial sales include a pilot implementation of the Company's products, successful completion of which is typically a prerequisite to full scale deployment. While the sales cycle varies from customer to customer, it typically ranges from three to nine months. See "Risk Factors--Lengthy Sales Cycle".

 Indirect Sales

  In order to enhance its revenue generation and implementation capabilities and extend its market reach, the Company complements its direct sales organization with a network of distribution partners, including systems integrators, VARs, telecommunications equipment and computer hardware vendors, NSPs and ISVs. While the majority of the Company's U.S. sales were direct the percentage of reseller sales is increasing in the U.S. market. Internationally, a large proportion of sales are executed via the indirect channel. See "Risk Factors--Dependence on Third-Party Resellers".

  . VARs and systems integrators such as Deloitte & Touche, Cambridge Technology Partners, BT, NCR, TSC and SEMA market, distribute and implement the Company's products. The VARs and systems integrators represent a critical product delivery and implementation channel for the Company.

  . Telecommunications equipment and computer hardware vendors such as NCR, Siemens, Rockwell and Unisys market and distribute Genesys products as part of a packaged solution with their own products.

  . ISV partners such as Siebel, Clarify and Vantive integrate Genesys solutions with their own software products. The Company's ISV relationships are also an important source of sales leads.

  . NSPs such as Ameritech, BT, MCI, ConneCTIvity, and NBTel have entered into a broad range of relationships with the Company, including resale of the Company's products and the provision of services utilizing the Company's products.

 International Sales

  Revenues outside of the United States accounted for for 44.7%, 33.4% and 28.0% for the fiscal years ended June 30, 1998, 1997, and 1996 respectively. The Company has sales offices or other representation in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Taiwan, and the United Kingdom and intends to broaden its international presence. A significant portion of international sales is currently conducted through indirect sales channels. The Company believes that international revenues will continue to represent a significant portion of its total revenues. The ability of the Company to expand internationally, however, is limited to those countries where there is regulatory approval of the third party telephony hardware supported by the T-Server Framework. See "Risk Factors--Associated with International Sales and Operations".

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

 Professional Services

  Consulting and systems integration services are provided directly by the Company's Professional Services group, as well as through alliances with major systems integrators and VARs. The Genesys Professional Services group offers a range of services designed to support the customer's deployment of the Genesys Suite of products, including: development of CTI solution strategy and design, development of functional specification, installation, integration and solution rollout. Genesys Professional Services partners with Genesys-certified system integrators, who are trained on Genesys solutions, to provide a range of services to customers, including: business planning, business process reengineering, call center operations, as well as integration, implementation, and support of Genesys products.

 Technical Support

  Genesys Technical Support provides expert-level support to augment customers' technical resources. Currently, Genesys technical support personnel deliver services world-wide from locations in Wokingham, United Kingdom; St. John, New Brunswick, Canada; and San Francisco, CA. Support is provided on a 7 by 24 basis utilizing a combination of live support and pager notification. Genesys utilizes a tracking and reporting process that is integrated to all Genesys support locations to provide a proactive monitoring of customer environments and events.

 Educational Services

  Genesys Education and Certification Programs contain a series of courses intended to provide the information and skills that Genesys employees, customers and implementation partners need to design and implement customer interaction networks using the Genesys Suite of products. Genesys currently offers two certification programs: a Certified Genesys Engineer (CGE) program intended for those who will install, configure, maintain and troubleshoot enterprise-wide or single site customer interaction networks, and a Certified Genesys Architect (CGA) program intended for software developers, systems architects, design consultants and others who will design and develop customer interaction networks. In addition, Genesys offers a selection of sales and marketing courses intended for its partners and designed to provide tools and techniques for use in the selling and marketing of Genesys products in conjunction with partners' products or services.

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

  Research and development expenses were $15.3 million, $9.4 million, and $4.5 million for the fiscal years ended June 30, 1998, 1997, and 1996. In addition, the Company capitalized software development costs totaling $1.9 million and $450,000 in fiscal 1998 and 1997, respectively. The Company's total research and development staff consisted of 130 employees as of December 31, 1997. The Company expects that it will continue to increase research and development expenditures in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The Company's current product development efforts are focused on enhancements to the Genesys platform, new releases of many of the Company's applications, and new products designed to enhance the overall strength of the Genesys Suite. There can be no assurance that these development efforts will be completed within the Company's anticipated schedules or that, if completed, they will have the features necessary to make them successful in the marketplace. Moreover, products as complex as the Company's may contain undetected errors or failures when first introduced or as new versions are released. Errors in new products may be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Future delays in the development or marketing of product enhancements or new products could result in a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Dependence on New Products; Rapid Technological Change" and "Business--Products".

COMPETITION

  The market for the Company's software products is highly competitive and subject to rapid technological change, and is significantly affected by new product introductions and other market activities of industry participants. The Company has recently experienced increased competition and expects competition to increase significantly in the future. The Company's principal competition currently comes from different market segments including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. These competitors include Aspect Telecommunications, Davox Corporation, Dialogic Corporation, GeoTel Communications Corporation, Hewlett-Packard, IBM Corporation, IEX Corporation, Lucent Technologies, Nabnasset Corporation, Northern Telecom and Siebel Systems. The Company also competes to a lesser extent with new or recent entrants to the marketplace. The Company's competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, such competitors may be able to respond to new or emerging technologies and changes in customer requirements more expediently than the Company, or to devote greater resources to the development, promotion and sale of products than can the Company. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current or prospective customers. In addition, as the market for the Company's products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the market by acquiring or forming strategic alliances with competitors of the Company. Accordingly, it is likely that new competitors or alliances among competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, changing customer requirements and competitors' innovations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

  The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual provisions to protect its proprietary rights. The Company presently holds two patents and has filed 84 United States patent applications and 20 corresponding foreign patent applications. There can be no assurance that any of the Company's patent applications will be approved, that the Company will develop additional proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants and other third-party providers who serve the Company in a technical capacity or who have access to confidential information of the

Company. In addition, the Company limits access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy may become a problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries in which the Company currently sells products and countries the Company may target to expand its sales efforts. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology.

  There has also been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Furthermore, there can be no assurance that former employers of the Company's present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to pay money damages or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "GeoTel Litigation".

EMPLOYEES

  At June 30, 1998, the Company had 538 employees worldwide, of which 172 were primarily engaged in research and development, 115 in customer service, 178 in sales and marketing and 73 in finance and administration. The Company's future performance will depend significantly upon the continued contributions of its executive officers, technical, marketing, sales and customer service and financial personnel and its continuing ability to attract, train and retain highly qualified personnel. Competition for such personnel is intense, and the failure to attract, train and retain such personnel in the future on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's employees is represented by a collective bargaining agreement and the Company has never experienced any work stoppages. See "Risk Factors--Dependence on Key Personnel" and "--Management of Growth".

  As of June 30, 1998, over 23% of the Company's employees, including approximately 82% of the Company's technical staff, are foreign citizens. Accordingly, the Company must comply with the immigration laws of the United States. Most of the Company's foreign employees are working in the United States under H-1 temporary work visas ("H-1 Visas"). An H-1 Visa allows the holder to work in the United States for three years and, thereafter, to apply for a three year extension. Upon the expiration of such period, unless the holder thereof has become a Lawful Permanent U.S. Resident or has obtained some other legal status permitting continued employment, that holder must spend at least one year abroad before reapplying for an H-1 Visa. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the level of immigration into the United States. The inability of the Company to utilize the continued services of such employees would have a material adverse effect on the Company's business, financial condition and results of operations.

                                 RISK FACTORS

  In addition to the other information contained in this Annual Report, the following additional risk factors should be considered carefully in evaluating the Company and its business. Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

LIMITED OPERATING HISTORY

  The Company was founded in October 1990 and began shipment of its platform product in 1991. Although the Company was profitable in the quarters ended December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998, there can be no assurance that the Company will remain profitable on a quarterly basis or continue to achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results unreliable. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe prior growth rates are sustainable or indicative of future revenue growth rates or operating results. The Company's prospects must be considered in light of the risks encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend on many factors, including demand for and market acceptance of the Company's products, the level of product and price competition, the ability of the Company to develop, market and deploy new, high-quality products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels, the Company's success in attracting and retaining key personnel, the uncertainty, recent emergence and acceptance of the market for the Company's products, and technological changes in the market for the Company's products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

  The Company's quarterly operating results have in the past fluctuated and may in the future fluctuate significantly, depending on a number of factors, many of which are beyond the Company's control, including: market acceptance of the Company products; competition; the size, timing and recognition of revenue from significant orders; the Company's ability to develop and market new products and product enhancements; new product releases by the Company and its competitors and the timing of such releases; the length of sales and implementation cycles; the Company's ability to integrate acquired business; the Company's success in establishing indirect sales channels and expanding its direct sales force; the Company's success in retaining and training third-party support personnel; the delay or deferral of significant revenues until acceptance of software required by an individual license transaction; technological changes in the market for the Company's products; the deferral of customer orders in anticipation of new products and product enhancements; purchasing patterns of indirect channel partners and customers; changes in pricing policies by the Company and its competitors; the mix of revenues derived from the Company's direct sales force and various indirect distribution and marketing channels; the mix of revenues derived from domestic and international customers; seasonality; changes in operating expenses; changes in relationships with strategic partners; changes in Company strategy; personnel changes; foreign currency exchange rate fluctuations; the ability of the Company to control its costs; and general economic factors.

  While the Company generally operates with limited backlog, from time to time it receives orders from customers that are for project development over an extended period of time. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size ranges from $200,000 to $400,000; however, several orders during the 1998 fiscal year exceeded $500,000 each. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring non-standard customer acceptance criteria of implementation, the Company does not recognize license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for the Company's software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if future revenue levels were below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

  Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

LENGTHY SALES CYCLE

  Because of the mission-critical nature of the Company's products, the purchase of such products is typically a strategic decision that requires approval at senior levels of customers' organizations. In addition, the purchase of the Company's products involves a significant commitment of customers' personnel, financial and other resources. Furthermore, the cost of the Company's products is typically only a small portion of the related hardware, software, development, training and integration costs associated with implementing an overall solution. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically complex, lengthy and subject to a number of significant risks, including changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which the Company has no control. The Company's sales cycle can range from three to nine months or more and varies substantially from customer to customer. Because of the lengthy sales cycle and the dependence of the Company's quarterly revenues upon a small number of orders that represent large dollar amounts, the loss or delay of a single order could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Sales, Marketing and Support".

COMPETITION

  The market for the Company's software products is highly competitive and subject to rapid technological change, and is significantly affected by new product introductions and other market activities of industry participants. The Company has recently experienced increased competition and expects competition to increase significantly in the future. The Company's principal competition currently comes from different market segments including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. These competitors include Aspect Telecommunications, Davox Corporation, Dialogic Corporation, GeoTel Communications Corporation, Hewlett-Packard, IBM Corporation, IEX Corporation, Lucent Technologies, Nabnasset Corporation, Northern Telecom and Siebel Systems. The Company also competes to a lesser extent with new or recent entrants to the marketplace. The Company's competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, such competitors may be able to respond to new or emerging technologies and changes in customer requirements more expediently than the Company, or to devote greater resources to the development, promotion and sale of products than can the Company. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current or prospective customers. In addition, as the market for the Company's products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the market by acquiring or forming strategic alliances with competitors of the Company. Accordingly, it is likely that new competitors or alliances among competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, changing customer requirements and competitors' innovations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

LENGTHY IMPLEMENTATION CYCLE; DEPENDENCE ON THIRD PARTY CONSULTANTS

  The time required to deploy the Company's products can vary significantly with the needs of each customer and the complexity of a customer's telecommunications and computing infrastructure. Accordingly, deployment of the Company's products is generally a process that extends from a few weeks to several months depending upon the complexity of the environment, and may involve a pilot implementation, successful completion of which is typically a prerequisite for full-scale deployment. Such deployment may present significant technical challenges, particularly as large numbers of customer personnel attempt to use the Company's product concurrently. Because of their complexity, larger implementations, especially multi-site or enterprise-wide implementations, can take several quarters. The Company generally relies upon internal resources or third-party consultants to assist in the implementation of its products. The Company has experienced difficulty implementing customer orders on a timely basis in the past due to the limited resources available to the Company, although such difficulties have not had a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company will not experience delays in the implementation of orders in the future, that third-party consultants will be available as needed by the Company to implement orders on a timely basis or that third-party consultants will be able to successfully install the Company's products. Any delays in the implementation of orders could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any significant delay in the implementation of a customer order could cause a customer to reject the Company's software, which could impair the Company's reputation. The rejection of the Company's software by one or more customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Marketing and Support".

DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

  The market for the Company's products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of its customers. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements, or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, the Company's business, financial condition and results of operations would be materially adversely affected. As part of the Company's ongoing development process, in March 1998, the Company announced version 5.1 of its software suite and the potential future release of several new application products and certain enhancements to existing application products. Certain of the Company's competitors currently offer products with features and functionality similar to the Company's planned products and product enhancements. Due to the complexity of the Company's software and the difficulty in gauging the engineering effort required to produce planned products and product enhancements, such planned products and product enhancements are subject to significant technological risks. There can be no assurance that such planned products and product enhancements will be introduced and deployed on a timely basis or at all. In the past, the Company has experienced significant delays in the commencement of commercial shipments of its new and enhanced products. If any new products or product enhancements are delayed or do not achieve market acceptance, this may result in the cancellation or delay of customer orders which could materially adversely affect the Company's business, financial condition and results of operations. The Company has also, in the past, experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance there will not be significant cancellations of orders received in anticipation of new product introductions in the future.

  Software products as complex and sophisticated as those offered by the Company are likely to contain undetected errors or "bugs" when first introduced or as new versions are released. The Company has in the past discovered software errors in its new products and product enhancements after their introduction and has experienced delays or lost revenues during those periods required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products and product enhancements after commencement of commercial shipments, resulting in increased costs, required design modifications or loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

PRODUCT CONCENTRATION

  Substantially all of the Company's revenues to date have been attributable to the license of the Company's platform and related applications software and services and, in particular, revenues from the license of the Company's platform products accounted for 44% of total revenues in fiscal 1998. The Company's platform and related applications software and services are currently expected to account for substantially all of the Company's revenues for the foreseeable future. Consequently, a decline in pricing or demand for, or failure to achieve broad market acceptance of, the Company's platform and related applications software products, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's application products, other than the Adante e-mail product, can only be used in conjunction with the Company's platform products. As a result, a decline in demand for the Company's platform products would materially adversely affect sales of the Company's application products. Furthermore, if customers experience problems with the Company's platform products, it would adversely affect their ability to utilize the Company's application products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its platform and related applications software products. There can be no assurance that the Company will continue to be successful in marketing its platform products, related applications software or any new or enhanced products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Products".

INTEGRATION OF ACQUIRED BUSINESSES INTO THE COMPANY; RISKS ASSOCIATED WITH ACQUISITIONS

  The Company acquired Forte Advanced Management Software Inc. ("Forte") in December 1997 with the expectation that the acquisition would result in certain benefits to Genesys. There can be no assurance that the combined company will realize any of the anticipated benefits of the Forte acquisition or that this or any other acquisition will enhance the Company's business or financial performance. The Company regularly evaluates product and technology acquisition opportunities and it may make additional acquisitions in the future. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention away from day-to-day matters and potential loss of key employees from acquired companies. No assurance can be given as to the ability of the Company to successfully integrate acquired operations and personnel, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, place a strain on the Company's management systems and resources, expose the Company to the risks of entering markets in which it has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH

  The Company has recently experienced a period of significant expansion of its operations, including substantial growth in its number of employees, that has placed a strain upon its management, information systems and operations. As of June 30, 1998, the Company had approximately 538 employees, as compared to approximately 370 on June 30, 1997 and 250 on December 31, 1996. The failure of the Company to manage its internal expansion effectively could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to significantly improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee workforce. The Company's future performance depends significantly upon the continued contributions of its executive officers and of its technical, sales, marketing, customer service and finance personnel. On July 24, 1998, the Company announced the departure of Gregory Shenkman as President and Chief Executive Officer. Mr. Shenkman continues to provide certain services to, and remains a director of, the Company. There can be no assurance as to the effects, if any, of the departure of Mr. Shenkman. The Company does not have an employment agreement with any of its employees or maintain key person life insurance with respect to any employee. The loss of any of the Company's executive officers or other key personnel could have a material adverse effect on the Company's business, results of operations and financial condition. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, further develop its channels to penetrate different and broader markets and expand its support organization to accommodate the rapid growth in its installed base. There can be no assurance that the

Company will be able to do so successfully. The Company continues to require additional personnel due to its recent changes and occasional delays in filling key positions have placed additional burdens on existing personnel. The Company's failure to retain and attract the necessary management and other personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Sales, Marketing and Support".

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

  A key element of the Company's strategy is to incorporate its products into local and long distance network carriers' product offerings. In the near term, the Company is focused on enabling Network Service Providers ("NSPs") to offer CTI services to their corporate customers. There can be no assurance that the Company will be able to establish relationships with NSPs, that NSPs will successfully incorporate the Company's products into their product offerings, or that corporate or other customers will be interested in purchasing the Company's products through the NSPs. Failure of the Company to develop this channel for any of the foregoing or other reasons would likely have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Marketing and Support".

GEOTEL LITIGATION

  On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. The litigation is currently in early discovery stages, with depositions to commence fall of 1998 and fact discovery scheduled to be completed in January 1999. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with counsel, the Company does not believe any of the products described under "Business--Products" infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under "Business--Research and Development", the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

  A relatively small number of customers have accounted for a significant percentage of the Company's revenues. In fiscal 1998 and 1997, MCI Telecommunications accounted for 14.1% and 11.1%, respectively, of total revenues. In fiscal 1996, no customer accounted for more than 10% of total revenues. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods, and such customers are expected to vary from period-to-period. In general, the Company's customers are not contractually obligated to license or purchase additional products or services from the Company, and these customers generally have acquired fully-paid licenses to the installed product. As a result, the failure by the Company to successfully sell its products to one or more targeted customers in any particular period, or the deferral or cancellation of orders by one or more customers, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any customer will continue to purchase the Company's products. The loss of a major customer or any reduction in orders by such customer, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales, Marketing and Support".

DEPENDENCE ON EMERGING MARKET

  The market for software is an emerging market that is extremely competitive, highly fragmented, currently evolving and subject to rapid technological change. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting customer interaction and computer telephony solutions. The market for the Company's products is relatively new and undeveloped, and recent customers and prospective customers have little experience with deploying, maintaining or managing customer interaction and computer telephony solutions. If the demand for customer interaction and computer telephony software fails to develop, or develops more slowly than the Company currently anticipates, it could have a material adverse effect on the demand for the Company's products and on its business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

  For the fiscal years ended June 30, 1998, 1997 and 1996, the Company derived 44.7%, 33.4% and 28.0% of its total revenues, respectively, from sales outside the United States. The Company anticipates that a significant portion of its revenues for the foreseeable future will be derived from sources outside the United States. The Company intends to continue to expand its sales and support operations outside the United States and to enter additional international markets. This will require significant management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel, establish a foreign direct sales force and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, financial condition and results of operations could be materially adversely affected. The Company's ability to expand its software solutions internationally is limited to those countries where there is regulatory approval of the third-party telephony hardware supported by the Company's products. The Company expects to commit additional development resources to customizing its products for selected international markets and to developing international sales and support channels. There can be no assurance that the Company will be successful in expanding its operations outside the United States, entering additional international markets or expanding its international sales. See "Business-- Customers" and "--Sales, Marketing and Support".

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

DEPENDENCE ON KEY PERSONNEL

  The Company's future performance will depend significantly upon the continued contributions of its executive officers and of its technical, sales, marketing, customer service and finance personnel. The Company does not have an employment agreement with any of its employees or maintain key person life insurance with respect to any employee. The loss of any of the Company's executive officers or other key personnel could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future performance also depends on its continuing ability to attract, train and retain highly qualified technical, sales, marketing, customer service and finance personnel. The Company continues to require additional personnel due to its recent growth and occasional delays in filling key positions have placed additional burdens on existing personnel. See "Business--Employees" and "Management".

GOVERNMENT REGULATION OF IMMIGRATION

  As of June 30, 1998, over 23% of the Company's employees, including approximately 82% of the Company's technical staff, are foreign citizens. Accordingly, the Company must comply with the immigration laws of the United States. Most of the Company's foreign employees are working in the United States under H-1 temporary work visas ("H-1 Visas"). An H-1 Visa allows the holder to work in the United States for three years and, thereafter, to apply for a three-year extension. Upon the expiration of such period, unless the holder thereof has become a Lawful Permanent U.S. Resident or has obtained some other legal status permitting continued employment, that holder must spend at least one year abroad before reapplying for an H-1 Visa. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the level of immigration into the United States. The inability of the Company to utilize the continued services of such employees would have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000

  Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company has designed and tested current versions of its products to be year 2000 ready. Some of the Company's customers might be running older product versions that might not be year 2000 ready. It is possible that the Company may experience increased expenses in addressing migration issues for these customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware technology with embedded software, and the Company's own software products.

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

PROTECTION OF INTELLECTUAL PROPERTY

  The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual provisions to protect its proprietary rights. The Company presently holds two patents and has filed 84 United States patent applications and 20 corresponding foreign patent applications. There can be no assurance that any of the Company's patent applications will be approved, that the Company will develop additional proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants and other third-party providers who serve the Company in a technical capacity or who have access to confidential information of the Company. In addition, the Company limits access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy may become a problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries in which the Company currently sells products and countries the Company may target to expand its sales efforts. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology.

  There has also been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Furthermore, there can be no assurance that former employers of the Company's present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to pay money damages or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "GeoTel Litigation".

ITEM 2. PROPERTIES

  The Company's headquarters are located in approximately 69,000 square feet of office space in San Francisco, California under a lease, which expires on September 30, 2002. The Company also leases space for its sales and support offices in Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Minnesota, New York, North Carolina, Rhode Island, Texas, Washington and Virginia, as well as for offices in Australia, Brazil, Canada, France, Germany, Japan, Korea, Singapore, South Africa and the United Kingdom. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

GEOTEL LITIGATION

  On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. The litigation is currently in early discovery stages, with depositions to commence fall of 1998 and fact discovery scheduled to be completed in January 1999. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with counsel, the Company does not believe any of the products described under "Business--Products" infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under "Business--Research and Development", the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

             DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY OFFICERS

  The directors, executive officers and other key officers of the Company and their respective position and age as of August 31, 1998 are as follows:

                    NAME                     AGE            POSITION
                    ----                     ---            --------
  Directors:
    James Jordan............................  58 Chairman of the Board,
                                                 Director
    Alec Miloslavsky........................  35 Vice Chairman of the Board,
                                                  Director and Chief Technical
                                                  Officer
    Bruce Dunlevie..........................  41 Director
    Paul D. Levy............................  42 Director
    Gregory Shenkman........................  36 Director
  Executive Officers and Other Key Officers:
    Michael J. McCloskey....................  42 President, Chief Financial
                                                 Officer and Secretary
    Alec Miloslavsky........................  35 Vice Chairman of the Board,
                                                  Director and Chief Technical
    John McNulty............................  52 Vice President, Sales and
                                                 Channels
    Carr Biggerstaff........................  42 Chief Information Officer and
                                                  Vice President, Strategic
                                                  Programs
    Ian Cavanagh............................  33 General Manager, Canada and
                                                  Vice President, Asia Pacific
    Richard DeGolia.........................  48 Vice President, Business
                                                 Development
    Alex Evans..............................  41 General Manager, United Kindom
    Charles D. Knuff........................  43 President, Forte Advanced
                                                 Management Software, Inc.
    George Geros............................  52 Vice President, Customer
                                                 Satisfaction
    Igor Neyman.............................  40 Vice President, Advanced
                                                 Development
    Jozef Ruck..............................  46 Vice President, Customer
                                                 Marketing
    Michael J. Sheridan.....................  33 Vice President, Finance
    Yuri Shtivelman.........................  43 Vice President, Product
                                                 Development

  Mr. Jordan has served as director of the Company since November 1995 and as Chairman of the Board since March 1997. From July 1992 to December 1994, Mr. Jordan served as Chairman of the Board, President and Chief Executive Officer of Kalpana, Inc., a provider of Ethernet switches. Prior to joining Kalpana in July 1992, Mr. Jordan served as President of Telebit Corporation, a provider of remote access solutions for computer networks. Prior to this time, Mr. Jordan was a founder and Executive Vice President of Ungermann-Bass, Inc., a network company. Mr. Jordan holds a B.S. in business and marketing from the University of Utah.

  Mr. Miloslavsky co-founded the Company and has served as its Chief Technical Officer since the Company's formation in October 1990, as a director since January 1993 and as Vice Chairman of the Board since March 1997. Prior to co-founding the Company, Mr. Miloslavsky worked as an independent software consultant.

  Mr. Dunlevie has served as director of the Company since July 1996. Mr. Dunlevie is a General Partner of Benchmark Capital LLC, a venture capital firm founded by Mr. Dunlevie in May 1995. Mr. Dunlevie is also a General Partner of Merrill, Pickard, Anderson & Eyre. Mr. Dunlevie has also served as Vice President and General Manager of the Personal Computer Division of Everex Systems, Inc., a personal computer manufacturer, and as an investment banker with Goldman, Sachs & Co. He is also a director of Geoworks, Inc. and Rambus, Inc. Mr. Dunlevie holds an M.B.A. from Stanford Graduate School of Business and a B.A. from Rice University.

  Mr. Levy has served as director of the Company since February 1997. In 1981, Mr. Levy co-founded Rational Software Corporation, a software company providing products and services used to develop and deploy mission critical software for applications ranging from the web to mobile telephones. He is currently Chairman of the Board and Chief Executive Officer of Rational. Prior to September 1996, Mr. Levy served as President and Chief Executive Officer of Rational. Mr. Levy holds a B.S. degree in economics from the United States Air Force Academy and an M.S. degree in engineering-economic systems from Stanford University.

  Mr. Shenkman co-founded the Company and has served has a director since January 1993. Mr. Shenkman served as the Company's President and Chief Executive Officer from the Company's formation in October 1990 until July 1998.

  Mr. McCloskey was appointed President of the Company in July 1998. Mr. McCloskey joined the Company in September 1996 as its Vice President, Finance and International, Chief Financial Officer and Secretary. In September 1997, Mr. McCloskey was also appointed Chief Operating Officer of the Company. From May 1995 to September 1996, Mr. McCloskey served as Vice President, Finance, Chief Financial Officer and Vice President, Operations at Network Appliance, Inc., a network data storage device company. From September 1993 to May 1995, he served as Executive Vice President, Chief Financial Officer at Digital Microwave, a telecommunications company. From September 1991 to September 1993, Mr. McCloskey was the Chief Operating Officer and a member of the Board of Directors of Wavefront Technologies, a 3-D graphics visualization software development company. From September 1986 to September 1991, he served as Chief Financial Officer at Everex Systems, Inc., a computer equipment company. Mr. McCloskey holds a B.S. in business administration from Santa Clara University.

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

  Mr. Biggerstaff was appointed Chief Information Officer and Vice President, Strategic Programs in August 1998. Mr. Biggerstaff joined the Company in March 1996 as Director, ISV Programs. From June 1995 to March of 1996, he served as Manager, Emerging Technologies for Intel's Enterprise Server Group. From November 1992 until April 1996, Mr. Biggerstaff was the Director, Information Technology for In Focus Systems, a computer projector manufacturer. From 1989 until 1992 he was the Director, Management Information Systems at Vinson & Elkins, a worldwide law firm. From 1986 until 1989, Mr. Biggerstaff was Vice President of Biggerstaff Marketing, a sales and marketing agency. From 1981 until 1986, he was a Manager in Arthur Andersen & Co.'s Management Information Consulting Division. Mr. Biggerstaff holds an MBA from the University of Texas and a BA from Duke University.

  Mr. Cavanagh was appointed Vice President, Asia Pacific in August 1998. Mr. Cavanagh joined Genesys as Managing Director, Canada in February 1996, and was responsible for establishing the Canadian operation. Prior to establishing Genesys Canada, from 1994 to 1996, Mr. Cavanagh served as Senior Manager-Call Centre Service Development with the New Brunswick Telephone Company. From 1993 to 1994, Mr. Cavanagh served as Senior Manager Service Development with Stentor of Canada. From 1989 to 1993, Mr. Cavanagh held several engineering positions with NBTel. Mr. Cavanagh holds a Bachelor of Electrical Engineering from the Technical University of Nova Scotia and Acadia University.

  Mr. DeGolia joined the Company in September 1996 as Vice President, Business Development. From August 1985 to September 1996, Mr. DeGolia was an attorney with Wilson, Sonsini, Goodrich & Rosati, PC, a law firm located in Silicon Valley. Mr. DeGolia holds a B.A. in American Studies from the University of California at Berkeley and a J.D. from Harvard University.

  Mr. Evans joined the Company in May 1994 and was appointed the Managing Director for Europe and established the Company's first European office in the United Kingdom in October 1994. Mr. Evans now has responsibility for Europe, Middle East & Africa. Prior to joining Genesys, Mr. Evans served in various managerial & sales capacities at Digital Systems, a company that supplies outbound predictive dialers. Previously, Mr. Evans served in various managerial, technical & marketing positions at Digital Equipment Corp. Prior to this Mr. Evans worked in various technical & project roles involving MRP, process control & automated manufacturing systems at Dupont, Mars & Metal Box. Mr. Evans holds a degree in Electronics from John Moore University, England.

  Mr. Geros was appointed as Vice President of Customer Service in August 1998. Mr. Geros joined the Company in September 1991 as Vice President, Consulting. From January 1994 to July 1996, Mr. Geros served as Vice President, U.S. Sales and Channel Relationships. From July 1996 until his recent appointment, Mr. Geros served as Vice President, Channel Sales. Prior to joining Genesys, Mr. Geros was an independant consultant in the voice and data communications industry.

  Mr. Knuff was a founder of Forte Advanced Management Software, Inc. (also known as Adante) in 1986, and continues to serve as its President. Mr. Knuff joined the Company in connection with the Company's acquisition of Adante in December 1997. Prior to Adante, Mr. Knuff was a managing partner of Natel & Company, a telecommunications consulting firm. Mr. Knuff holds a degree in Business from California State Fullerton and an MBA from Pepperine University.

  Mr. Neyman joined the Company in December 1990 and has served as Vice President, Advanced Development since October 1993. Prior to joining the Company, Mr. Neyman served as Director of Engineering for the Academy of Science Research Institute in Moscow. Mr. Neyman holds an M.S. in computer science from Moscow University.

  Mr. Ruck was appointed Vice President, Customer Marketing in August 1998. Mr. Ruck joined the Company in March 1997 as Director, System Integrator Programs. Prior to joining Genesys, from May 1995 to February 1997, Mr. Ruck served in various sales capacities at Network Appliance, Inc., a network data storage device company, most recently as Western Regional Director. From June 1994 to May 1995, Mr. Ruck served as Western Regional Manager for Raptor Systems, a privately held internet firewall company. Prior to then, Mr. Ruck worked for nine years with Sun Microsystems serving in a variety of marketing, sales and channel roles. Mr. Ruck holds a B.S. in Mechanical Engineering from Oregon State University and an M.B.A from the University of Santa Clara.

  Mr. Sheridan was appointed Vice President, Finance of the Company in January 1998. Mr. Sheridan joined the Company in November 1996 as its Corporate Controller and Assistant Secretary. From August 1995 to November 1996, Mr. Sheridan served as Corporate Controller of Network Appliance, Inc., a network data storage device company. From August 1986 to August 1995, Mr. Sheridan served as an audit professional at Arthur Andersen LLP. Mr. Sheridan holds a B.S. in Accounting from Santa Clara University, and is a Certified Public Accountant.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock commenced trading on the Nasdaq National Market on June 16, 1997 and is traded under the symbol "GCTI". As of August 31, 1998, there were approximately 363 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                                HIGH     LOW
                                                               ------- -------
     Fiscal 1997
       Fourth Quarter*........................................ $32.250 $18.000**
     Fiscal 1998
       First Quarter.......................................... $39.625 $24.250
       Second Quarter......................................... $36.875 $24.375
       Third Quarter.......................................... $38.125 $24.000
       Fourth Quarter......................................... $39.750 $26.375

--------
 * Commencing June 16, 1997

** Initial public offering price

  The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying any cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the three years in the period ended June 30, 1998 and the consolidated balance sheet data at June 30, 1998 and 1997 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Annual Report on Form 10-K that have been audited by and reported on by Arthur Andersen, LLP, independent public accountants, and should be read in conjunction with those consolidated financial statements and notes thereto. The consolidated balance sheet data at June 30, 1996, 1995 and 1994, and the consolidated statement of operations data for fiscal 1995 and 1994 are derived from audited consolidated financial statements not included herein, and have not been restated to include the results of operations or financial position of Forte Advanced Management Software, Inc. as such amounts were not material.

                                               YEAR ENDED JUNE 30,
                                      ----------------------------------------
                                       1998    1997    1996     1995     1994
                                      ------- ------- -------  -------  ------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Revenues:
 License............................  $68,973 $31,919 $ 8,567  $ 3,077  $  460
 Service............................   15,695   5,619   3,462    1,403   1,272
                                      ------- ------- -------  -------  ------
  Total revenues....................   84,668  37,538  12,029    4,480   1,732
                                      ------- ------- -------  -------  ------
Cost of revenues:
 License............................    3,342   1,615     548      123      23
 Service............................   10,554   3,881   2,568    1,190     595
                                      ------- ------- -------  -------  ------
Total cost of revenues..............   13,896   5,496   3,116    1,313     618
                                      ------- ------- -------  -------  ------
Gross margin........................   70,772  32,042   8,913    3,167   1,114
                                      ------- ------- -------  -------  ------
Operating expenses:
 Research and development...........   15,308   9,382   4,511      959     578
 Sales and marketing................   35,705  16,042   3,998      705     162
 General and administrative.........    8,462   5,432   4,397    1,343     534
 Merger costs.......................      905     --      --       --      --
                                      ------- ------- -------  -------  ------
  Total operating expenses..........   60,380  30,856  12,906    3,007   1,274
Income (loss) from operations.......   10,392   1,186  (3,993)     160    (160)
Interest and other income (expense),
 net................................    1,552     237    (115)      (6)     23
                                      ------- ------- -------  -------  ------
Income before provision for income
 taxes..............................   11,944   1,423  (4,108)     154    (137)
Provision for income taxes..........    4,010     649     --       --      --
                                      ------- ------- -------  -------  ------
Net income (loss)...................  $ 7,934 $   774 $(4,108) $   154  $ (137)
                                      ======= ======= =======  =======  ======
Basic net income (loss) per
 share(1)...........................  $  0.37 $  0.05 $ (0.39) $  0.03  $(0.07)
                                      ======= ======= =======  =======  ======
Diluted net income (loss) per
 share(1)...........................  $  0.30 $  0.04 $ (0.39) $  0.03  $(0.07)
                                      ======= ======= =======  =======  ======
Basic weighted average common
 shares(1)..........................   21,590  14,148  10,484    4,668   1,867
                                      ======= ======= =======  =======  ======
Diluted weighted average common
 shares(1)..........................   26,747  20,299  10,484    4,668   1,867
                                      ======= ======= =======  =======  ======
                                                     JUNE 30,
                                      ----------------------------------------
                                       1998    1997    1996     1995     1994
                                      ------- ------- -------  -------  ------
CONSOLIDATED BALANCE SHEET DATA (IN
 THOUSANDS):
Cash and cash equivalents...........  $30,256 $47,160 $ 5,900  $   213  $  253
Short-term investments..............   16,985     --      --       --      --
Working capital (deficiency)........   52,585  47,028   2,251   (1,990)   (476)
Total assets........................  104,700  79,945  12,632    2,931     689
Long-term obligations...............      102     875     367      955     --
Shareholders' equity (deficit)......   73,621  56,761   2,624   (2,504)   (404)

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

  In December 1997, the Company acquired all of the outstanding common stock of Forte Advanced Management Software, Inc. ("Forte") in exchange for approximately 667,099 shares of the Company's common stock. The Company also assumed Forte's outstanding options, which were converted to options to purchase approximately 90,385 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to reflect the acquisition on a pooling of interests basis.

  Most of the Company's revenues to date have been derived from license fees from customers who have received a perpetual license to the Company's products. License fees are generally based on the specific products licensed and are determined on either a per site or per user basis. The Company's license revenues represented 81.5%, 85.0% and 71.2% of total revenues in fiscal 1998, 1997 and 1996, respectively. The Company currently expects that license revenues will continue to account for a substantial majority of the Company's revenues for the foreseeable future. The remainder of revenues are expected to be primarily attributable to maintenance and other service revenues, including consulting and training revenues. As a result, factors adversely affecting the pricing of or demand for the Company's licensed software products would have a material adverse effect on the Company's business, financial condition and results of operations.

  Substantially all of the Company's revenues to date have been attributable to the license of the Company's platform and related applications software and services and, in particular, revenues from the license of the Company's platform products accounted for 44% of total license revenues in fiscal 1998. The Company's platform and related applications and services are currently expected to account for substantially all of the Company's revenues for the foreseeable future. Consequently, a decline in demand for, or failure to achieve broad market acceptance of, the Company's platform and related applications software products, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's application products can only be used in conjunction with the Company's platform products. As a result, a decline in demand for the Company's platform products would adversely affect sales of the Company's application products. Furthermore, if customers experience problems with the Company's platform products, it may limit the customers' ability to utilize the Company's application products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its platform and related applications software products. There can be no assurance that the Company will continue to be successful in marketing its platform products, related applications software or any new or enhanced products.

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

  A relatively small number of customers has in the past and can in the future account for a significant percentage of the Company's revenues in given a fiscal year. In fiscal 1998 and 1997, one customer accounted for 14.1% and 11.1%, respectively, of total revenues. In fiscal 1996, no customers accounted for more than 10% of total revenues. Licensing of the Company's products to a limited number of customers may continue to account for a large percentage of revenues for the foreseeable future. The decision to license the Company's software products is typically an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and typically involves substantial integration efforts, which may be performed by the Company, the customer or third-party vendors. The cost of the Company's product is typically only a small portion of the related hardware, software, development, training and integration costs of implementing a CTI solution. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company markets its products in North America and internationally through VARs and through its direct sales force. International revenues accounted for 44.7%, 33.4% and 28.0% of total revenues in fiscal 1998, 1997 and 1996, respectively. The Company is increasing its international sales force, primarily in Europe and the Asia Pacific region, and is seeking to establish distribution relationships with appropriate strategic partners. As a result, failure to increase international sales could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects international revenues to account for an increasing portion of total revenues in the future.

  The Company's revenues have increased in each of the last twelve quarters, although the Company's limited operating history makes the prediction of future operating results unreliable. In addition, given its limited operating history and recent rapid growth, historical growth rates cannot be relied upon as indicative of future growth, if any. Prior growth rates in the Company's revenues should not be considered indicative of future revenue growth rates or operating results. Future operating results will depend upon many factors, including the demand for and market acceptance of the Company's products, the level of product and price competition, the ability of the Company to develop, market and deploy new, high-quality products and control costs, the ability of the Company to expand its direct sales force and indirect distribution channels, the Company's success in attracting and retaining key personnel, the uncertainty, recent emergence and acceptance of the market for the Company's products, and technological changes in the market for the Company's products. There can be no assurance that any of the Company's business or strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the years and periods indicated.

                                                            YEAR ENDED JUNE
                                                                  30,
                                                           -------------------
                                                           1998   1997   1996
                                                           -----  -----  -----
   Revenues:
     License..............................................  81.5%  85.0%  71.2%
     Service..............................................  18.5   15.0   28.8
                                                           -----  -----  -----
       Total revenues..................................... 100.0  100.0  100.0
                                                           -----  -----  -----
   Cost of revenues:
     License..............................................   3.9    4.3    4.6
     Service..............................................  12.5   10.3   21.3
                                                           -----  -----  -----
       Total cost of revenues.............................  16.4   14.6   25.9
                                                           -----  -----  -----
   Gross margin...........................................  83.6   85.4   74.1
                                                           -----  -----  -----
   Operating expenses:
     Research and development.............................  18.1   25.0   37.5
     Sales and marketing..................................  42.2   42.7   33.2
     General and administrative...........................  10.0   14.5   36.6
     Merger costs.........................................   1.0    --     --
                                                           -----  -----  -----
       Total operating expenses...........................  71.3   82.2  107.3
                                                           -----  -----  -----
   Income (loss) from operations..........................  12.3    3.2  (33.2)
   Interest and other income (expense), net...............   1.8    0.6   (0.9)
                                                           -----  -----  -----
   Income (loss) before provision for income taxes........  14.1    3.8  (34.1)
   Provision for income taxes.............................   4.7    1.7    --
                                                           -----  -----  -----
   Net income (loss)......................................   9.4%   2.1% (34.1)%
                                                           =====  =====  =====

 Revenues

  License. License revenues were $69.0 million, $31.9 million and $8.6 million in fiscal 1998, 1997 and 1996, respectively, representing increases of 116% from fiscal 1997 to fiscal 1998, and 273% from fiscal 1996 to fiscal 1997. These increases were due to the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

  Service. Service revenues primarily comprise fees from consulting, post-contract support and training services. Service revenues were $15.7 million, $5.6 million and $3.5 million, in fiscal 1998, 1997 and 1996, respectively, representing increases of 179% from fiscal 1997 to fiscal 1998 and 62% from fiscal 1996 to fiscal 1997. The Company's software license agreements often provide for maintenance and for consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

  Service revenues have increased as a percentage of total revenues from fiscal 1997 to fiscal 1998, due principally to a significant increase in the installed base of the Company's products and a related increase in post-contract customer support fees. If the Company is successful in implementing its strategy of encouraging third-party organizations such as systems integrators to undertake a greater percentage of implementation of the Company's products, consulting revenues may decrease as a percentage of total revenues, although maintenance as a percentage of total revenues is expected to continue to increase. The Company does not believe that the historical growth rates of service revenues will be sustainable or are indicative of future results.

 Cost of Revenues

  License. Cost of license revenues includes the costs of product media, product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $3.3 million, $1.6 million and $0.5 million in fiscal 1998, 1997 and 1996, respectively. These increases in absolute dollar amounts relate primarily to increases in the volume of products shipped by the Company, and the resulting increases in documentation material costs and personnel necessary to assemble and ship the products.

  Service. Cost of service revenues primarily comprise employee-related costs incurred in providing consulting, post-contract support and training services. Cost of service revenues were $10.6 million, $3.9 million and $2.6 million in fiscal 1998, 1997 and 1996, respectively. These increases in absolute dollars were due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The Company increased the number of consulting, maintenance and training personnel significantly during fiscal 1996 in anticipation of higher sales activity, and, as a result, in fiscal 1996 the Company generated a lower gross margin from service revenues. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

 Operating Expenses

  The Company's operating expenses were $60.4 million, $30.9 million and $12.9 million, or 71.3%, 82.2% and 107.3% of total revenues in fiscal 1998, 1997 and 1996, respectively.

  Research and Development. Research and development expenses were $15.3 million, $9.4 million and $4.5 million, or 18.1%, 25.0% and 37.5% of total revenues in fiscal 1998, 1997 and 1996, respectively. These expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

  Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $1.9 million of software development costs incurred during fiscal 1998 related to the release of its 5.0 and 5.1 product suites. The Company capitalized approximately $450,000 of software development costs incurred during fiscal 1997 related to the release of its
5.0 product suite. Costs that were eligible for capitalization in fiscal 1996 were insignificant, and accordingly the Company charged all software development costs to research and development expense in these periods.

  Sales and Marketing. Sales and marketing expenses were $35.7 million, $16.0 million and $4.0 million, representing 42.2%, 42.7% and 33.2% of total revenues in fiscal 1998, 1997 and 1996, respectively. These expenses increased in absolute dollars primarily due to the Company's investment in building a direct sales force in North America and in Europe. From July 1, 1996 to June 30, 1998, the Company increased the number of its sales and marketing personnel from approximately 130 to 178 worldwide, and incurred higher commission expenses related to higher sales levels. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company expects to continue to expand its direct sales and marketing efforts and to continue to invest in its channel sales organization, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

  General and Administrative. General and administrative expenses were $8.5 million, $5.4 million and $4.4 million, or 10.0%, 14.5% and 36.6% of total revenues in fiscal 1998, 1997 and 1996, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. In addition, during fiscal 1996 the Company recorded a provision for bad debts totaling approximately $410,000 related to the increased sales activity and related receivables, and incurred higher legal costs associated primarily with general corporate matters, trademark matters and patent filings. The Company expects to continue to increase its allowance for doubtful accounts as its revenue levels and accounts receivable increase. During fiscal 1996, the Company incurred higher consulting expenses related primarily to the engagement of temporary financial personnel, which expenses were reduced in fiscal 1997 upon the hiring of the Company's Chief Financial Officer and other finance personnel. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization. In addtion, the Company expects to incur higher legal fees in fiscal 1999 related to the GeoTel Litigation. See Item 3, Legal Proceedings. Accordingly, the Company expects general and administrative expenses to continue to increase in absolute dollars.

  Merger costs. The Company incurred $905,000 of merger costs in connection with the merger of Forte Advanced Management Software, Inc. during fiscal 1998. The costs consisted primarily of legal and accounting fees.

 Provision for Income Taxes

  The Company did not incur state or federal income taxes in fiscal 1996 due to operating losses incurred during those periods. The provision for income taxes for the year ended June 30, 1997 is based on an effective tax rate of approximately 28% which reflects the estimated realization of deferred tax assets, primarily net operating loss carryforwards and research and development tax credit carryforwards. The Company's effective tax rate for the fiscal year ended June 30, 1998 was 34%. In the quarter ended December 31, 1997, the Company recorded a one-time credit relating to the benefit of deferred tax assets assumed in the acquisition of Forte Advanced Management Software, Inc., which was an S-Corporation prior to the merger. The Company has net deferred tax assets totaling approximately $4.0 million as of June 30, 1998.

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

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was adopted by the Company in fiscal 1998. SFAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The adoption of this statement had no impact on the Company's financial statements.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted by the Company in its first quarter of fiscal 1999. At that time, the Company will be required to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. The Company does not expect the adoption of SFAS 130 to have a material impact on the Company's financial statements.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 in fiscal 1999. The Company does not expect the adoption of SFAS 131 to have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  In June 1997, the Company completed its initial public offering in which it raised approximately $41.2 million from the sale of 2,375,000 shares of common stock and the exercise of certain Warrants. Prior to its initial public offering, the Company financed its operations and met its capital expenditure requirements primarily from proceeds from related party advances, a $1.5 million term note (of which $900,000 was converted into Series A Preferred Stock) and the private sale of Preferred Stock. Prior to its initial public offering, the Company had raised $17.2 million from the sale of Preferred Stock. At June 30, 1998, the Company's primary sources of liquidity included cash and cash equivalents of $30.3 million and short-term investments of $17.0 million.

  The Company generated cash from operating activities of $14.0 million in fiscal 1998 related primarily to income from operations and increases in deferred revenues and accrued liabilities. The Company used cash from operating activities of $175,000 and $2.2 million in fiscal 1997 and 1996, respectively. The increased use of cash for operating activities in fiscal 1997 is attributable primarily to an increase in accounts receivable of approximately $13.4 million, offset in part by an increase in deferred revenues of approximately $7.7 million.

  The Company used cash for the purchase of property and equipment totaling $12.6 million, $7.2 million and $1.4 million in fiscal 1998, 1997 and 1996, respectively.

  The Company generated cash of $3.4 million from financing activities in fiscal 1998 primarily related to proceeds from the exercise of stock options and the sale of stock under the Employee Stock Purchase Plan. The Company generated cash of $49.9 million from financing activities in fiscal 1997 primarily related to its initial public offering and the sale of Series C Preferred Stock. The Company generated cash of $9.4 million from financing activities in fiscal 1996, primarily related to the sales of Series A and Series B Preferred Stock.

  The Company has established subsidiaries in foreign countries, including the United Kingdom, France, Germany, South Africa, Canada, Brazil, Japan, Singapore, Korea, and Australia, which function primarily as sales offices in those locations. The Company expects to establish offices in other foreign countries as it continues to expand its international operations. The capital expenditures necessary to establish a foreign office are not significant, and, accordingly, the Company does not expect that the establishment of these subsidiaries will have a material adverse effect on its liquidity and capital resources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements:

 PAGE                                DESCRIPTION
 ----                                -----------
  36  Report of Independent Public Accountants
  37  Consolidated Balance Sheets--June 30, 1998 and 1997
  38  Consolidated Statements of Operations for the years ended June 30, 1998,
       1997 and 1996
  39  Consolidated Statements of Shareholders' Equity for the years ended June
       30, 1998, 1997 and 1996
  40  Consolidated Statements of Cash Flows for the years ended June 30, 1998,
       1997 and 1996
  41  Notes to Consolidated Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genesys Telecommunications Laboratories, Inc.:

  We have audited the accompanying consolidated balance sheets of Genesys Telecommunications Laboratories, Inc. (a California Corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesys Telecommunications Laboratories, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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

San Jose, California
July 17, 1998

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   JUNE 30,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
                            ASSETS
                            ------
CURRENT ASSETS:
  Cash and cash equivalents................................... $ 30,256 $47,160
  Short-term investments......................................   16,985     --
  Accounts receivable, net of allowance for doubtful accounts
   of $789 and $377, respectively.............................   28,007  18,297
  Prepaid expenses and other..................................    8,314   3,880
                                                               -------- -------
    Total current assets......................................   83,562  69,337
PROPERTY AND EQUIPMENT, at cost, net of accumulated
 depreciation and amortization................................   14,675   7,383
OTHER ASSETS..................................................    6,463   3,225
                                                               -------- -------
                                                               $104,700 $79,945
                                                               ======== =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:

  Note payable.............................................. $    243  $   241
  Current portion of long-term obligations..................       33      476
  Accounts payable..........................................    4,520    2,707
  Accrued payroll and related benefits......................    3,702    1,748
  Other accrued liabilities.................................    5,674    4,985
  Deferred revenues.........................................   16,805   12,152
                                                             --------  -------
    Total current liabilities...............................   30,977   22,309
                                                             --------  -------
LONG-TERM OBLIGATIONS, net of current portion...............      102      508
                                                             --------  -------
CONVERTIBLE DEBT TO RELATED PARTY...........................      --       367
                                                             --------  -------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
SHAREHOLDERS' EQUITY:
  Common stock, no par value:
    Authorized--120,000,000 shares
    Issued and outstanding--22,415,222 shares in 1998 and
     20,500,183 shares in 1997..............................   73,576   64,809
  Shareholder notes receivable..............................     (440)    (434)
  Cumulative translation adjustment.........................     (188)     124
  Deferred stock compensation...............................   (1,220)  (1,697)
  Retained Earnings (Accumulated deficit)...................    1,893   (6,041)
                                                             --------  -------
    Total shareholders' equity..............................   73,621   56,761
                                                             --------  -------
                                                             $104,700  $79,945
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FOR THE YEARS ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
REVENUES:
  License.............................................. $68,973 $31,919 $ 8,567
  Service..............................................  15,695   5,619   3,462
                                                        ------- ------- -------
    Total revenues.....................................  84,668  37,538  12,029
                                                        ------- ------- -------
COST OF REVENUES:
  License..............................................   3,342   1,615     548
  Service..............................................  10,554   3,881   2,568
                                                        ------- ------- -------
    Total cost of revenues.............................  13,896   5,496   3,116
                                                        ------- ------- -------
GROSS MARGIN...........................................  70,772  32,042   8,913
                                                        ------- ------- -------
OPERATING EXPENSES:
  Research and development.............................  15,308   9,382   4,511
  Sales and marketing..................................  35,705  16,042   3,998
  General and administrative...........................   8,462   5,432   4,397
  Merger costs.........................................     905     --      --
                                                        ------- ------- -------
    Total operating expenses...........................  60,380  30,856  12,906
                                                        ------- ------- -------
INCOME (LOSS) FROM OPERATIONS..........................  10,392   1,186  (3,993)
OTHER INCOME (EXPENSE):
  Interest income (expense), net.......................   1,552     --     (120)
  Other, net...........................................     --      237       5
                                                        ------- ------- -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES........  11,944   1,423  (4,108)
PROVISION FOR INCOME TAXES.............................   4,010     649     --
                                                        ------- ------- -------
NET INCOME (LOSS)...................................... $ 7,934 $   774 $(4,108)
                                                        ======= ======= =======
BASIC NET INCOME (LOSS) PER SHARE...................... $  0.37 $  0.05 $ (0.39)
                                                        ======= ======= =======
DILUTED NET INCOME (LOSS) PER SHARE.................... $  0.30 $  0.04 $ (0.39)
                                                        ======= ======= =======
BASIC WEIGHTED AVERAGE COMMON SHARES...................  21,590  14,148  10,484
                                                        ======= ======= =======
DILUTED WEIGHTED AVERAGE COMMON SHARES.................  26,747  20,299  10,484
                                                        ======= ======= =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                  TOTAL
                    PREFERRED STOCK        COMMON STOCK      SHAREHOLDER CUMULATIVE    DEFERRED               SHAREHOLDERS'
                  --------------------  -------------------     NOTES    TRANSLATION    STOCK     ACCUMULATED    EQUITY
                    SHARES     AMOUNT     SHARES    AMOUNT   RECEIVABLE  ADJUSTMENT  COMPENSATION   DEFICIT     (DEFICIT)
                  ----------  --------  ----------  -------  ----------- ----------- ------------ ----------- -------------
BALANCES, JUNE
30, 1995.........        --   $    --    7,468,099  $   424     $ (18)      $ --       $   --       $(2,707)     $(2,301)
 Issuance of
 Common Stock....        --        --    4,914,000      138      (102)        --           --           --            36
 Issuance of
 Series A
 Preferred Stock.    900,000     1,995         --       --                    --           --           --         1,995
 Issuance of
 Series B
 Preferred Stock.  1,897,878     7,000         --       --        --          --           --           --         7,000
 Repurchase of
 Common Stock....        --        --     (396,000)      (9)      --          --           --           --            (9)
 Payments on
 shareholder
 notes
 receivable......        --        --          --       --          8         --           --           --             8
 Deferred stock
 compensation....        --        --          --        75       --          --           (75)         --           --
 Amortization of
 deferred stock
 compensation....        --        --          --       --        --          --             2          --             2
 Net loss........        --        --          --       --        --          --           --        (4,108)      (4,108)
                  ----------  --------  ----------  -------     -----       -----      -------      -------      -------
BALANCES, JUNE
30, 1996.........  2,797,878     8,995  11,986,099      628      (112)        --           (73)      (6,815)       2,623
 Exercise of
 stock options...        --        --      895,561      347      (108)        --           --           --           239
 Issuance of
 Common Stock....        --        --      608,500      466      (234)        --           --           --           232
 Issuance of
 Common Stock in
 connection with
 initial public
 offering........        --        --    2,375,000   38,268       --          --           --           --        38,268
 Issuance of
 Common Stock in
 connection with
 the acquisition
 of a subsidiary.        --        --      675,000    2,025       --          --           --           --         2,025
 Issuance of
 Series C
 Preferred Stock.    854,363     9,101         --       --        --          --           --           --         9,101
 Exercise of
 Warrants........        --        --      420,282    2,500       --          --           --           --         2,500
 Conversion of
 Preferred Stock
 into Common
 Stock........... (3,652,241)  (18,096)  3,652,241   18,096       --          --           --           --           --
 Issuance of
 Common Stock
 Warrants........        --        --          --       650       --          --           --           --           650
 Repurchase of
 Common Stock....        --        --     (112,500)      (9)      --          --           --           --            (9)
 Cumulative
 translation
 adjustment......        --        --          --       --        --          124          --           --           124
 Payment on
 shareholder
 notes
 receivable......        --        --          --       --         20         --           --           --            20
 Deferred stock
 compensation....        --        --          --     1,838       --          --        (1,838)         --           --
 Amortization of
 deferred stock
 compensation....        --        --          --       --        --          --           214          --           214
 Net income......        --        --          --       --        --          --           --           774          774
                  ----------  --------  ----------  -------     -----       -----      -------      -------      -------
BALANCES, JUNE
30, 1997.........        --        --   20,500,183   64,809      (434)        124       (1,697)      (6,041)      56,761
 Exercise of
 stock options...        --        --    1,844,466    3,501       (90)        --           --           --         3,411
 Common stock
 issued under
 employee stock
 purchase plan...        --        --       70,573    1,081       --          --           --           --         1,081
 Cumulative
 translation
 adjustment......        --        --          --       --        --         (312)         --           --          (312)
 Payment on
 shareholder
 notes
 receivable......        --        --          --       --         84         --           --           --            84
 Amortization of
 deferred stock
 compensation....        --        --          --       --        --          --           477          --           477
 Income tax
 benefit of
 disqualifying
 dispositions....        --        --          --     4,185       --          --           --           --         4,185
 Net income......        --        --          --       --        --          --           --         7,934        7,934
                  ----------  --------  ----------  -------     -----       -----      -------      -------      -------
BALANCES, JUNE
30, 1998.........        --   $    --   22,415,222  $73,576     $(440)      $(188)     $(1,220)     $ 1,893      $73,621
                  ==========  ========  ==========  =======     =====       =====      =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      FOR THE YEARS ENDED
                                                           JUNE 30,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...............................  $  7,934  $    774  $(4,108)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Amortization of deferred stock compensation...       477       214        2
   Depreciation and amortization.................     6,405     1,423      459
   Provision for doubtful accounts...............       889       212      410
     Changes in operating assets and liabilities:
     Accounts receivable.........................   (10,599)  (13,366)  (3,367)
     Prepaid expenses and other..................    (4,434)   (2,442)    (123)
     Accounts payable............................     1,813     1,198      370
     Accounts payable to related parties.........       --       (268)     268
     Accrued payroll and related benefits........     1,954       879      743
     Other accrued liabilities...................     4,874     3,513      671
     Deferred revenues...........................     4,653     7,688    2,487
                                                   --------  --------  -------
      Net cash provided by (used in) operating
       activities................................    13,966      (175)  (2,188)
                                                   --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments..............   (45,509)      --       --
 Sale of short-term investments..................    28,523       --       --
 Purchases of property and equipment.............   (12,551)   (7,162)  (1,361)
 Increase in other assets........................    (4,384)   (1,055)     (31)
 Cost to acquire subsidiary......................       --       (100)     --
                                                   --------  --------  -------
      Net cash used in investing activities......   (33,921)   (8,317)  (1,392)
                                                   --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit...............         2     4,536    2,131
 Repayment of bank line of credit................       --     (4,592)  (2,152)
 Principal payments on long-term obligations.....    (1,216)     (151)    (327)
 Proceeds from advances from related parties.....       --        --       720
 Repayments of advances from related parties.....       --        (25)    (706)
 Proceeds from convertible debt to related
  parties........................................       --        --       367
 Repayment of convertible debt to related
  parties........................................       --       (367)     --
 Proceeds from promissory note...................       --        --     1,500
 Repayment of promissory note....................       --        --      (600)
 Payment of shareholder notes receivable, net....        84        20        8
 Repurchases of Common Stock.....................       --         (9)     --
 Proceeds from sales of preferred stock..........       --      9,101    8,095
 Proceeds from sales of common stock.............     4,492    41,239      231
                                                   --------  --------  -------
      Net cash provided by financing activities..     3,362    49,752    9,267
                                                   --------  --------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........      (311)      --       --
                                                   --------  --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................   (16,904)   41,260    5,687
CASH AND CASH EQUIVALENTS:
 Beginning of Period.............................    47,160     5,900      213
                                                   --------  --------  -------
 End of Period...................................  $ 30,256  $ 47,160  $ 5,900
                                                   ========  ========  =======
ADDITIONAL DISCLOSURES OF NON-CASH TRANSACTIONS:
 Repayment of convertible debt with issuance of
  preferred stock................................  $    --   $    --   $   900
 Equipment capital lease.........................       --        175       24
 Prepaid insurance financing.....................       --        588      --
 Common Stock issued to acquire subsidiary.......       --      2,193      --
 Fair market value of warrants issued............       --        650      --
 Conversion of preferred stock into common stock.       --     18,096      --
 Issuance of Common Stock for shareholder notes
  receivable.....................................        90       342      120
 Income tax benefit of disqualifying
  dispositions...................................     4,185       --       --

  The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

1. THE COMPANY

  Genesys Telecommunications Laboratories, Inc. (formerly Enhanced Voice Processing, Inc.), was incorporated in California on October 11, 1990. During fiscal 1995, Genesys Telecommunications Laboratories, Inc. established a wholly-owned subsidiary in the United Kingdom, and in fiscal 1996 it established a wholly-owned subsidiary in Russia. Also in fiscal 1996, Genesys Telecommunications Laboratories, Inc. entered into a joint venture in Canada through which it owned 51% of a Canadian corporation, Genesys Laboratories Canada, Inc. In February 1997, Genesys Telecommunications Laboratories, Inc. acquired the remaining 49% of Genesys Laboratories Canada, Inc. In fiscal 1997, Genesys Telecommunications Laboratories, Inc. established wholly-owned subsidiaries in Australia, France and Japan. In fiscal 1998, the Company established wholly-owned subsidiaries in Singapore, Germany, South Africa and South Korea.

  Genesys Telecommunications Laboratories, Inc. and subsidiaries (the "Company") operate in a single industry segment and are involved in the design, development, marketing and support of a suite of Computer Telephony Integration ("CTI") products, including platform and applications software that enable organizations to integrate critical business information and computing resources with telephony and other telecommunications media. The Company's products are marketed primarily in North America, Europe and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Genesys Telecommunications Laboratories, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

 Foreign Currency Translation

  The functional currency of the Company's subsidiaries is the local currency. Accordingly, the Company applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of shareholders' equity in the accompanying consolidated financial statements.

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

 Impairment of Long Lived Assets

  The Company reviews long lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 1998, no impairment losses have been incurred.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

 Revenue Recognition

  The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through value-added resellers. The Company also generates revenues from sales of post-contract support, consulting and training services performed for customers who license the Company's products.

  The Company recognizes revenues and records estimated warranty reserves from software license agreements with end users and VARs upon shipment of the software if there are no significant post-delivery obligations and if collection is probable. If a software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If a software license agreement provides for the delivery of software products and significant customization and modification services under a fixed price arrangement, product and service revenue is recognized on a percentage of completion basis unless the elements can be segmented as defined in SOP 81-1.

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

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's investments have consisted of tax-exempt debt securities and certificates of deposit with original maturities of three months or less and money market accounts.

 Short-term Investments

  Under the provisions of SFAS No. 115, the Company's investments, which consist primarily of tax-exempt debt securities, are classified as available-for-sale and are stated at fair value. The difference between cost and

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

fair value of all of the Company's short-term investments is insignificant. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." The cost of securities sold is based upon the specific identification method. All available-for-sale securities are classified as current assets and mature within 12 months.

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

 Software Development Costs

  The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. The Company capitalized approximately $1.9 million of software development in fiscal 1998 and $450,000 in fiscal 1997. Prior to fiscal 1997, costs that were eligible for capitalization were insignificant and, thus, the Company has charged these costs to research and development expense in the accompanying consolidated statements of operations.

  Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally two to three years). The Company amortized $256,000 of capitalized software development costs in fiscal 1998. No amortization was recorded in fiscal 1997 as these costs were incurred and capitalized near the end of the fiscal year.

 Net Income (Loss) Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which was adopted by the Company in the quarter ended December 31, 1997, and in accordance with this standard all prior periods presented have been restated to conform to its provisions. Under the new requirements for calculating earnings per share, the dilutive effect of potential common shares is excluded from basic net income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Potential common shares are excluded from the dilutive computation only if their effect is anti-dilutive

  In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin 98, which included SEC requirements related to the adoption of SFAS 128. The Company applied these provisions to the calculation of basis and diluted weighted average shares outstanding for all periods presented in the accompanying statements of operations.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  Basic and Diluted Weighted Average Common and Potential Common Shares presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):

                                   JUNE 30,
                             --------------------
                              1998   1997   1996
                             ------ ------ ------
   Weighted average common
    shares outstanding.....  20,923 13,481  9,817
   Shares issued in
    acquisition of Forte...     667    667    667
                             ------ ------ ------
   BASIC WEIGHTED AVERAGE
    COMMON SHARES..........  21,590 14,148 10,484
                             ====== ====== ======
   Convertible Preferred
    Stock..................     --   3,090    --
   Weighted average options
    and warrants for common
    stock..................   5,157  3,061    --
                             ------ ------ ------
   DILUTED WEIGHTED AVERAGE
    COMMON SHARES..........  26,747 20,299 10,484
                             ====== ====== ======

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

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted by the Company in its first quarter of fiscal 1999. At that time, the Company will be required to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. The Company does not expect the adoption of SFAS 130 to have a material impact on the Company's financial statements.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services,

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 in fiscal 1999. The Company does not expect the adoption of SFAS 131 to have a material impact on the Company's financial statements.

3. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of June 30, 1998, approximately 15% of accounts receivable were concentrated with 2 customers, and as of June 30, 1997, approximately 11% of accounts receivable were concentrated with 2 customers. The Company generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company provides reserves for credit losses and such losses have been insignificant in all periods presented in the accompanying consolidated financial statements.

  For cash equivalents, the carrying amount approximates fair value because of the short maturity of those instruments. For debt, the fair value is estimated based on market prices for similar debt instruments, and the carrying amount approximates fair value. Substantially all of the Company's cash and cash equivalents are held in five financial institutions.

4. ACQUISITION

  In December 1997, the Company acquired all of the outstanding common stock of Forte Advanced Management Software, Inc. ("Forte") in exchange for approximately 667,099 shares of the Company's common stock. The Company also assumed Forte's outstanding options, which were converted to options to purchase approximately 90,385 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to reflect the acquisition on a pooling of interests basis.

  Net revenue and income of the separate companies for the years ended June 30, 1998, 1997, and 1996 were (in thousands):

                                         GENESYS       FORTE ADVANCED
                                    TELECOMMUNICATIONS   MANAGEMENT
                                    LABORATORIES, INC. SOFTWARE, INC. COMBINED
                                    ------------------ -------------- --------
   Year Ended June 30, 1998:
     Total Revenue.................      $81,516           $3,152     $84,668
     Net Income (Loss).............        8,485             (551)      7,934
   Year Ended June 30, 1997:
     Total Revenue.................      $34,889           $2,649     $37,538
     Net Income (Loss).............        1,616             (842)        774
   Year Ended June 30, 1996:
     Total Revenue.................      $ 3,704           $  800     $ 4,504
     Net Income (Loss).............         (682)            (152)       (834)

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

5. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                  JUNE 30,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Computer and office equipment.............................. $13,048  $ 5,561
   Furniture and fixtures.....................................   2,056    1,550
   Leasehold improvements and other...........................   6,411    2,918
                                                               -------  -------
                                                                21,515   10,029
   Less accumulated depreciation and amortization.............  (6,840)  (2,646)
                                                               -------  -------
                                                               $14,675  $ 7,383
                                                               =======  =======

  Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $282,000 as of both June 30, 1998 and 1997, respectively. Accumulated amortization on the leased assets was approximately $176,500 and $82,500 as of June 30, 1998 and 1997, respectively.

6. COMMITMENTS AND LONG-TERM OBLIGATIONS

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

  Minimum future payments under noncancellable capital and operating leases and long-term notes payable as of June 30, 1997 are summarized as follows (in thousands):

                                                       NOTE   CAPITAL OPERATING
   FISCAL YEAR                                        PAYABLE LEASES   LEASES
   -----------                                        ------- ------- ---------
   1999..............................................  $ 250   $ 44    $ 2,860
   2000..............................................    --      44      2,360
   2001..............................................    --      44      2,062
   2002..............................................    --      29      1,946
   2003 and thereafter...............................    --     --       3,047
                                                       -----   ----    -------
     Total minimum payments..........................    250    161    $12,275
                                                                       =======
   Less: Amount representing interest at 6.74% to
    19%..............................................     (6)   (26)
                                                       -----   ----
   Present value of minimum payments.................    243    135
   Less: Current portion.............................   (243)   (33)
                                                       -----   ----
   Long-term portion.................................  $ --    $102
                                                       =====   ====

  Rent expense was approximately $3,574,000, $1,155,000 and $763,000 in fiscal 1998, 1997 and 1996, respectively.

7. LITIGATION

  On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. The litigation is currently in early discovery stages, with depositions to commence fall of 1998 and fact discovery scheduled to be completed in January 1999. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with counsel, the Company does not believe any of the products described under "Business--Products" infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under "Business--Research and Development", the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

8. BANK LINE OF CREDIT

  In October 1996, the Company entered into a line of credit agreement. Under the terms of the agreement, the Company may borrow up to $3.0 million under a revolving line of credit, which includes sublimits of $500,000 for equipment purchases and $500,000 for letters of credit. The line of credit is secured by substantially all of the Company's assets and advances are limited to 80% of eligible accounts receivable. The line of credit expired July 31, 1997.

9. RELATED PARTY TRANSACTIONS

 Loans from Officers, Shareholders and Their Affiliates

  During fiscal 1997, the Company borrowed an aggregate of $33,000 from officers, shareholders and their affiliates. No amount was outstanding as of June 30, 1998. Certain of these related party loans were non-interest bearing; however, the imputed interest related to the borrowings was immaterial.

  In February 1996, the minority interest shareholder of the Company's Canadian subsidiary provided the subsidiary with a convertible revolving line of credit for CDN $2.0 million, of which USD$367,000 was outstanding as of June 30, 1996. Loan amounts are due on December 31, 1997 and bear interest at a rate charged

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

by the Royal Bank of Canada for 30 day Bankers Acceptances plus approximately 42 basis points. Borrowings under this facility are secured by all of the assets of the subsidiary. In March 1997, subsequent to the Company's acquisition of the minority shareholders' shares in the Canadian subsidiary (Note 12), all amounts outstanding under this facility were repaid, and the facility was canceled.

10. COMMON STOCK AND PREFERRED STOCK

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

 Restricted Stock Purchase Agreements

  Since inception, the Company has sold an aggregate of 6,281,500 shares of Common Stock to certain employees in connection with their employment and to certain vendors. All of these shares were sold at the fair market value as of the date of purchase as determined by Board of Directors. All of these shares are subject to stock repurchase agreements whereby the Company has the right to repurchase unvested shares upon termination of employment or engagement at the original price paid for the shares. Vesting generally occurs 25% on the first anniversary date of employment or engagement and monthly thereafter over the following 36 months. As of June 30, 1998, an aggregate of 508,500 shares of Common Stock have been repurchased under these agreements, and 1,458,860 shares are subject to the Company's repurchase right at prices ranging from $0.01667 to $0.375 per share.

 Stock Plans

  In March 1997, the Board adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which serves as a successor to the Company's 1995 Stock Option Plan (the "1995 Plan"). All shares issued under the 1995 Plan were transferred to the 1997 Plan upon the effectiveness of the Company's initial public offering. The Company has reserved shares of Common Stock for issuance under the 1997 Plan equal to the sum of (i) the shares which remained available for issuance under the 1995 Plan, including the shares subject to outstanding options thereunder, and (ii) an additional increase of 2,400,000 shares. In addition, upon the completion of each fiscal year of the Company, beginning with the 1999 fiscal year, the share reserve will automatically be increased on the first trading day of July each year by a number of shares equal to five percent (5%) of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding calendar month. Accordingly, on July 1, 1998, the share reserve was automatically increased by 1,120,761 shares.

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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

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

  Under the Company's 1997 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Options granted under the Option Plan generally expire ten years after the date of grant and generally vest over a four year period. As of June 30, 1998, a total of 10,692,834 shares of Common Stock have been authorized for grant under the 1997 Plan. On July 1, 1998, this share amount increased to 11,813,595 as a result of the automatic increase provision of the 1997 Plan.

  On December 31, 1997, the Company acquired Forte Advanced Management Software, Inc. ("Forte"). The Company assumed Forte's outstanding options granted under its stock option plan, which were converted to options to purchase approximately 90,385 shares of the Company's Common Stock. No further options are available for future grant under the Forte stock option plan, and the Company has reserved for issuance shares of its Common Stock for the exercise of the Forte stock options. As of June 30, 1998, 15,421 of these shares were vested and exercisable.

  Details of option activity under the 1997 Plan (including activity under the 1995 Plan) are as follows:

                                                    OPTIONS OUTSTANDING
                                   SHARES    -----------------------------------
                                 AVAILABLE   NUMBER OF     PRICE PER    WEIGHTED
                                 FOR GRANT     SHARES        SHARE      AVERAGE
                                 ----------  ----------  -------------- --------
Balances, June 30, 1995.........  2,875,000         --    --        --      --
  Authorized....................    437,334         --    --        --      --
  Granted....................... (2,636,500)  2,636,500  $.02   -$  .23 $   .04
                                 ----------  ----------
Balances, June 30, 1996.........    676,334   2,636,500  $.02   -$  .23 $   .04
  Authorized....................  7,380,000
  Granted....................... (5,695,500)  5,695,500  $.38   -$18.00 $  5.66
  Exercised.....................        --     (895,561) $.02   -$ 7.50 $  0.39
  Canceled......................    212,436    (212,436) $.02   -$10.00 $  0.66
                                 ----------  ----------
Balances, June 30, 1997.........  2,573,270   7,224,003  $.02   -$18.00 $  4.41
  Authorized....................        --
  Granted....................... (2,166,100)  2,166,100  $26.375-$31.25 $ 28.11
  Exercised.....................        --   (1,778,327) $.02   -$18.00 $ 1.58
  Canceled......................    521,582    (521,582) $.02   -$30.00 $ 9.24
                                 ----------  ----------
Balances, June 30, 1998.........    928,752   7,090,194  $.02   -$18.00 $ 12.05
                                 ==========  ==========

                                  OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                             ------------------------------ --------------------
                               NUMBER    WEIGHTED  WEIGHTED   NUMBER    WEIGHTED
                             OUTSTANDING  AVERAGE  AVERAGE  EXERCISABLE AVERAGE
EXERCISE                     AT JUNE 30, REMAINING EXERCISE  JUNE 30,   EXERCISE
 PRICES                         1998       LIFE     PRICE      1998      PRICE
--------                     ----------- --------- -------- ----------- --------
$ 0.016-$ 0.225.............  1,059,745    7.61     $ 0.05     460,163   $ 0.05
$ 0.375-$ 0.375.............  1,442,388    8.27     $ 0.38     361,236   $ 0.38
$ 1.250-$12.500.............  1,463,556    8.67     $ 7.66     350,713   $ 7.76
$14.000-$26.375.............  2,171,005    9.23     $20.69     238,790   $14.89
$27.000-$31.250.............    953,500    9.62     $30.08      26,021   $29.47
                              ---------    ----     ------   ---------   ------
$ 0.016-$31.250.............  7,090,194    8.73     $12.04   1,436,923   $ 5.01

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                                                             SHARES SUBJECT TO
                                                                REPURCHASE
                                                           ---------------------
                                                             NUMBER
                                                           SUBJECT TO  WEIGHTED
                                                           REPURCHASE  AVERAGE
                                                            AT JUNE   REPURCHASE
     PURCHASE PRICE                                         30, 1998    PRICE
     --------------                                        ---------- ----------
     $0.02................................................ 1,027,360    $0.02
     $0.23................................................   125,000    $0.23
     $0.38................................................   306,500    $0.38
                                                           ---------    -----
     $0.02-$7.50.......................................... 1,458,860    $0.09

  As of June 30, 1998, 1,274,109 shares were vested and exercisable under the 1997 Plan. The weighted average of fair values of options granted during both fiscal 1998 and 1997 was $12.00

  In connection with the issuance of stock options and common stock to employees and consultants, the Company has recorded deferred compensation in the aggregate amount of approximately $1.9 million, representing the difference between the deemed fair value of the Company's common stock and the issue price of the common stock or the exercise price of stock options at the date of grant. The Company is amortizing the deferred compensation expense over the applicable vesting period, which is typically four years. For fiscal 1998 and 1997, amortization expense was approximately $477,000 and $214,000, respectively. No compensation expense was recorded in fiscal 1996.

  Had compensation cost been determined under a fair value method consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have resulted in the following pro forma amounts (in thousands):

                                                                 YEAR ENDED
                                                                  JUNE 30,
                                                               ---------------
                                                                1998     1997
                                                               -------  ------
     Net income (loss):
       As reported............................................ $ 7,934  $  774
       Pro forma.............................................. $(3,271) $ (747)
     Basic net income (loss) per share:
       As reported............................................ $  0.37  $ 0.05
       Pro forma.............................................. $ (0.15) $(0.05)
     Diluted net income (loss) per share:
       As reported............................................ $  0.30  $ 0.04
       Pro forma.............................................. $ (0.15) $(0.05)

  The fair value of each option grant under the 1997 Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: risk-free rates ranging from 5-7% and corresponding to government securities with original maturities similar to the vesting periods; expected dividend yield of 0%; expected lives of 3 years beyond vest dates; and expected volatility of 56% and 115% in fiscal 1998 and 1997, respectively.

 1997 Employee Stock Purchase Plan

  In March 1997, the Board adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. As of June 30, 1998, 70,573 shares had been purchased under the Purchase Plan.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

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

 Warrants Issued to Series C Shareholders

  Concurrent with the closing of the sale of Series C Preferred Stock to two corporate investors, the Company issued warrants for the purchase of 449,664 shares of Common Stock to one investor exercisable at a price of $35.00 per share and 44,965 shares of Common Stock to the other investor exercisable at a price of 110% of the fair market value of Common Stock on the date such shares vest. The warrants expire in February 2004 and February 2000, respectively. Each of these warrants becomes exercisable upon the achievement of certain sales and development objectives specified in the warrant agreements. In accordance with SFAS 123 and related interpretations, the Company recorded the aggregate estimated fair value of the warrants of $650,000 in February 1997, and will amortize the value of the warrants to cost of license revenues as the sales and development milestones are achieved. Amortization of the warrants is computed as the greater of (a) the ratio of current gross revenues generated to total revenue milestones under the agreement or (b) the straight-line method over the life of the agreement with MCI. Amortization expense recorded in fiscal 1998 was approximately $203,000.

SHARES RESERVED FOR ISSUANCE

  As of June 30, 1998, the Company has reserved shares of Common Stock for future issuance as follows:

                                                                       NUMBER OF
                                                                        SHARES
                                                                       ---------
       Employee stock purchase plan...................................   429,427
       Exercise of stock options...................................... 8,109,331
       Exercise of warrants...........................................   494,629
                                                                       ---------
                                                                       9,033,387
                                                                       =========

11. INCOME TAXES

  The provisions for income taxes consisted of the following components for the years ended June 30, 1998 and 1997 (in thousands):

                                                                   JUNE 30,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
       Current
         Federal................................................ $3,738  $1,106
         State..................................................    544     150
         Foreign................................................     68     461
                                                                 ------  ------
           Total................................................  4,350   1,717
                                                                 ------  ------
       Deferred
         Federal................................................   (350) (1,107)
         State..................................................     10      39
         Foreign................................................    --      --
                                                                 ------  ------
           Total................................................   (340) (1,067)
                                                                 ------  ------
       Total Provision.......................................... $4,010  $  649
                                                                 ======  ======

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

   The Company had no provision for income taxes during the fiscal year ended June 30, 1996.

  The actual provision for income taxes differs from the statutory income tax provision as follows for fiscal 1998 and 1997 (in thousands):

                                                                   JUNE 30,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
     Statutory federal tax...................................... $4,180  $  793
     State tax, net of federal benefit..........................    528     124
     Change in valuation allowance..............................   (278)   (868)
     Foreign taxes..............................................     68     461
     Tax exempt interest income.................................   (560)    --
     Other......................................................     72     140
                                                                 ------  ------
                                                                 $4,010  $  650
                                                                 ======  ======

  The components of the net deferred tax asset are as follows (in thousands):

                                                                   JUNE 30,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
     Net operating loss carryforwards........................... $  --   $  --
     Reserves and accruals not currently deductible.............  1,343   1,010
     Tax credit carryforwards...................................    633     --
     Other......................................................    --      (26)
                                                                 ------  ------
                                                                  1,976     984
     Valuation allowance........................................    --     (278)
                                                                 ------  ------
       Net deferred tax asset................................... $1,976  $  706
                                                                 ======  ======

12. ACQUISITION OF MINORITY INTEREST IN CANADIAN SUBSIDIARY

  In February 1996, the Company entered into a joint venture in Canada through which it owned 51% of a Canadian corporation, Genesys Laboratories Canada, Inc. ("GenCan"). While the Company owned a majority of this joint venture in fiscal 1996, certain provisions of the February 1996 joint venture agreement provided for shared control of the entity, and accordingly the entity should have been accounted for under the equity method of accounting. However, the Company has consolidated the entity in the accompanying fiscal 1996 financial statements for presentation purposes as the effect of using the consolidation method is not material. In January 1997, the respective Boards of Directors of the Company and the minority shareholder of GenCan reached agreement on the terms and conditions of and signed a memorandum of understanding for the purchase by the Company of the 49% minority shares of GenCan in exchange for 675,000 shares of Common Stock of the Company (valued at approximately $3.25 per share). In February 1997, the Company issued 675,000 shares of Common Stock to the minority shareholder in accordance with the terms of the January agreement. In connection with this acquisition, which has been accounted for as a purchase, the Company has allocated the excess purchase price over the fair value of the net assets acquired, approximately $2 million, to goodwill. The Company will amortize this intangible asset on a straight-line basis over 84 months, which is its estimated expected useful life. Amortization expense in fiscal 1998 was $449,000. On the basis of a pro forma consolidation as if the acquisition had taken place in February 1996, revenue would not have changed, net income and net income per share would have been $469,000 and $0.02, respectively, for year ended June 30, 1997 and net loss and net loss per share would have been $3.5 million and $0.19, respectively, for the year ended June 30, 1996.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

13. INTERNATIONAL OPERATIONS AND MAJOR CUSTOMERS

 Major Customers

  The following customers accounted for 10% or more of total revenues in the periods indicated:

                                                                FOR THE YEARS
                                                                ENDED JUNE 30,
                                                                ----------------
                                                                1998  1997  1996
                                                                ----  ----  ----
        Customer A............................................. 14.1% 11.1%   *

--------
*Less than 10% of total revenues

 International Operations

  A summary of the Company's operations by geographic area is presented below (in thousands):

                                                    FOR THE YEARS ENDED JUNE
                                                              30,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
Revenues from unaffiliated customers:
  United States.................................... $ 47,295  $25,107  $ 9,185
  Canada...........................................    7,196    3,559      955
  Europe...........................................   24,518    6,902    1,889
  Asia Pacific.....................................    5,659    1,970      --
                                                    --------  -------  -------
                                                    $ 84,668  $37,538  $12,029
                                                    ========  =======  =======
Intercompany revenues between geographic areas:
  United States.................................... $ 14,155  $ 4,380  $ 1,013
  Canada...........................................      --       --       --
  Europe...........................................      --       --       --
  Asia Pacific.....................................      --       --       --
  Eliminations.....................................  (14,155)  (4,380)  (1,013)
                                                    --------  -------  -------
                                                    $    --   $   --   $   --
                                                    ========  =======  =======
Operating income (loss):
  United States.................................... $ 11,435  $ 1,738  $(3,765)
  Canada...........................................    1,539     (423)    (252)
  Europe...........................................      495    1,191       21
  Asia Pacific.....................................   (2,983)    (711)     --
  Eliminations.....................................      (94)    (609)       3
                                                    --------  -------  -------
                                                    $ 10,392  $ 1,186  $(3,993)
                                                    ========  =======  =======
Identifiable assets:
  United States.................................... $ 94,322  $73,848  $12,569
  Canada...........................................    4,312    2,710      627
  Europe...........................................   15,808    6,780    2,959
  Asia Pacific.....................................    1,621      608      --
  Eliminations.....................................  (11,363)  (4,001)  (3,523)
                                                    --------  -------  -------
                                                    $104,700  $79,945  $12,632
                                                    ========  =======  =======

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  The information presented above may not be indicative of results if the geographic areas were independent organizations. Intercompany transactions are made at established transfer prices.

  Revenues generated from international sales of the Company's products, which includes export shipments originating in the United States to unaffiliated customers and sales to unaffiliated customers from the Company's foreign offices, represented 44.7%, 33.4% and 28.0% of total revenues in fiscal 1998, 1997 and 1996, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

  The information required by this item relating to the Company's directors, executive officers and key employees is included under the caption "Directors, Executive Officers and Key Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table provides certain summary information regarding the compensation earned in each of the 1996, 1997 and 1998 fiscal years, for services rendered in all capacities to the Company and its subsidiaries during each such fiscal year, by Mr. Shenkman, who served as the Company's Chief Executive Officer for the 1998 fiscal year, and each of the other four most highly compensated executive officers of the Company who were serving as such on the last day of the 1998 fiscal year and whose salary and bonus for such fiscal year exceeded $100,000. In addition, included in the table are two individuals who would have been among the four most highly compensated executive officers of the Company on the last day of the 1998 fiscal year had each continued to serve as an executive officer through such date. The individuals included in the table will be collectively referred to as the "Named Officers".

                          SUMMARY COMPENSATION TABLE

                                  ANNUAL                  LONG-TERM
                               COMPENSATION          COMPENSATION AWARDS
                               -------------     ----------------------------
                                     SALARY      RESTRICTED STOCK
 NAME AND PRINCIPAL POSITION   YEAR   ($)           AWARDS ($)    OPTIONS (#)
 ---------------------------   ---- --------     ---------------- -----------
Gregory Shenkman.............. 1998 $180,000            --              --
 President and Chief Executive
  Officer(1)                   1997  135,510            --          150,000
                               1996   88,885           $  0(2)          --
Michael J. McCloskey.......... 1998  180,000            --              --
 President, Chief Financial
  Officer and Secretary(3)     1997  142,645              0(4)          --
                               1996      --             --              --
Alec Miloslavsky.............. 1998  180,000            --              --
 Vice Chairman and Chief
  Technical Officer            1997  133,333              0(2)      150,000
                               1996   86,538            --              --
John McNulty.................. 1998  185,000            -- (5)          --
 Vice President, Sales and
  Channels                     1997   69,375            --          240,000(5)
                               1996      --             --              --
John Metcalfe................. 1998  180,000            --              --
 Vice President, Marketing(6)  1997   25,700            --          290,000
                               1996      --             --              --
Richard DeGolia............... 1998  180,000            --              --
 Vice President, Business
  Development(7)               1997  142,500              0(8)          --
                               1996      --               0(8)          --
William Wesemann.............. 1998  247,460(10)        --              --
 Vice President, Sales(9)      1997  180,000(10)        --              --
                               1996   29,397(10)        -- (11)         --

--------
 (1) In July 1998, the Company announced the departure of Mr. Shenkman as President and Chief Executive Officer. Mr. Shenkman continues to provide certain services to, and remains a director of, the Company.

 (2) In August 1995, each of Messrs. Shenkman and Miloslavsky purchased 1,206,000 shares of Common Stock at $0.0167 per share, the fair market value per share of the Common Stock on the purchase date, and payment was made through the issuance of full-recourse promissory notes for the amount of the purchase price, bearing interest at the rate of 6.5% per annum and secured by the purchased shares. The shares are subject to repurchase by the Company, at the purchase price paid per share, upon the purchaser's termination of service with the Company prior to vesting in the shares. Each of Messrs. Shenkman and Miloslavsky vested in 25% of the shares as of October 15, 1995 and vests in the balance in a series of 36 equal monthly installments thereafter. Both Mr. Shenkman and Mr. Miloslavsky repaid their notes in full in fiscal 1997. As of the last day of the 1998 fiscal year, each of Messrs. Shenkman and Miloslavsky held 100,500 unvested shares of Common Stock. The value of those shares (the market price as of June 30, 1998 less the consideration paid by each purchaser) was $3,321,103. Dividends will be payable on the shares if and to the extent paid on the Common Stock generally.

 (3) Mr. McCloskey was appointed President in July 1998. Mr. McCloskey was appointed Chief Operating Officer in September 1997 and has served as Chief Financial Officer since joining the Company in July 1996.

 (4) In September 1996, Mr. McCloskey was awarded the right to purchase 480,000 shares of Common Stock at $0.375 per share, the fair market value per share of the Common Stock on the grant date, which right was exercised by him in November 1996 and January 1997 through the issuance of full-recourse promissory notes in an aggregate principal amount of $180,000, bearing interest at the rate of 6.6% per annum and secured by the purchased shares. Principal and interest on such notes are due and payable on the earliest of (i) five years from the date of issuance, (ii) the sale of the purchased shares or (iii) 90 days following the date of Mr. McCloskey's termination of service with the Company. The shares are subject to repurchase by the Company, at the purchase price paid per share, upon Mr. McCloskey's termination of service with the Company prior to vesting in the shares. Mr. McCloskey vested in 25% of the shares as of July 17, 1997, and vests in the balance in a series of 36 equal monthly installments thereafter. As of the last day of the 1998 fiscal year, Mr. McCloskey held 250,000 unvested shares of Common Stock. The value of those shares (the market price as of June 30, 1998 less the consideration paid by Mr. McCloskey) was $8,171,875. Dividends will be payable on the shares if and to the extent paid on the Common Stock generally.

 (5) No restricted stock awards were made to Mr. McNulty during the past three fiscal years. However, in February 1997, Mr. McNulty exercised the option granted him in November 1996 to purchase 240,000 shares of Common Stock at an exercise price of $0.375 per share. Payment of the option exercise price was made through the issuance of a full-recourse promissory note for the amount of the purchase price, bearing interest at the rate of 6.1% per annum and secured by the purchased shares. Principal and interest on such note are due and payable on the earliest of (i) five years from the date of issuance, (ii) the sale of the purchased shares or
     (iii) 90 days following the date of Mr. McNulty's termination of service with the Company. The shares are subject to repurchase by the Company, at the exercise price paid per share, upon Mr. McNulty's termination of service with the Company prior to vesting in the shares. Mr. McNulty vested in 25% of the shares as of November 30, 1997 and vests in the balance in a series of 36 monthly installments thereafter. As of the last day of the 1998 fiscal year, Mr. McNulty held 145,000 unvested shares of Common Stock. The value of those shares (the market price as of June 30, 1998 less the consideration paid by Mr. McNulty) was $4,739,688. Dividends will be payable on the shares if and to the extent paid on the Common Stock generally.

 (6) Mr. Metcalfe ceased to be an executive officer in August 1998.

 (7) Mr. DeGolia became an employee of the Company in September 1997. Prior to that time, Mr. DeGolia was a consultant to the Company. Mr. DeGolia ceased to be an executive officer in February 1998.

 (8) In March 1996, Mr. DeGolia purchased 360,000 shares of Common Stock at $0.0167 per share, the fair market value per share of the Common Stock on the purchase date, and payment was made through the issuance of a full-recourse promissory note for the amount of the purchase price, bearing interest at the rate of 6.5% per annum and secured by the purchased shares. The shares are subject to repurchase by the

    Company, at the purchase price paid per share, upon Mr. DeGolia's termination of service with the Company prior to vesting in the shares. Mr. DeGolia vests in 25% of the shares as of March 1, 1997 and the balance in a series of 36 equal monthly installments thereafter. In September 1996, Mr. DeGolia was awarded the right to purchase an additional 36,000 shares of Common Stock at $0.375 per share, the fair market value per share of the Common Stock on such date, which right was exercised by him in November 1996, through the issuance of a full-recourse promissory note for the amount of the purchase price, bearing interest at the rate of 6.6% per annum and secured by the purchased shares. The shares are subject to repurchase by the Company, at the purchase price paid per share, upon Mr. DeGolia's termination of service with the Company prior to vesting in the shares. Mr. DeGolia vested in 25% of the shares as of September 30, 1997 and vests in the balance in a series of 36 equal monthly installments thereafter. Mr. DeGolia repaid both of the promissory notes described above in full in fiscal 1998. As of the last day of the 1998 fiscal year, Mr. DeGolia held 177,750 unvested shares of Common Stock. The value of those shares (the market price as of June 30, 1998 less the consideration paid by Mr. DeGolia) was $5,866,636. Dividends will be payable on the shares if and to the extent paid on the Common Stock generally.

 (9) Mr. Wesemann became an employee of the Company in May 1996 and served as the Company's Vice President of Sales until January 1998, when Mr. Wesemann ceased to be an executive officer.

(10) Mr. Wesemann's salary for the 1998, 1997 and 1996 fiscal years included sales commissions of $97,460, $30,000 and $11,667, respectively.

(11) In March 1996, Mr. Wesemann purchased 480,000 shares of Common Stock at $0.0167 per share, the fair market value per share of the Common Stock on the purchase date. The shares are subject to repurchase by the Company, at the purchase price paid per share, upon Mr. Wesemann's termination of service with the Company prior to vesting in the shares. Mr. Wesemann vested in 25% of his shares as of May 23, 1997 and vests in the balance in a series of 36 equal monthly installments thereafter. As of the last day of the 1998 fiscal year, Mr. Wesemann held 230,000 unvested shares of Common Stock. The value of those shares (the market price as of June 30, 1998 less the consideration paid by Mr. Wesemann for such shares) was $7,600,534. Dividends will be payable on the shares if and to the extent paid on the Common Stock generally.

STOCK OPTIONS

  No stock option or stock appreciation rights were granted to the Named Officers during the 1998 fiscal year.

STOCK OPTION EXERCISES AND YEAR-END HOLDINGS

  The table below sets forth information with respect to the Named Officers concerning the unexercised options held by them as of the end of the 1998 fiscal year. No stock options were exercised by the Named Officers during the 1998 fiscal year and no stock appreciation rights were exercised or outstanding at the end of such fiscal year.

                   AGGREGATED FISCAL YEAR-END OPTION VALUES

                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                             OPTIONS AT JUNE 30, 1998             AT JUNE 30, 1998(1)
                         --------------------------------- ---------------------------------
          NAME           EXERCISABLE (#) UNEXERCISABLE (#) EXERCISABLE ($) UNEXERCISABLE ($)
          ----           --------------- ----------------- --------------- -----------------
Michael J. McCloskey....        --                --                --               --
Gregory Shenkman........     50,000           100,000        $1,278,125       $2,556,250
Alec Miloslavsky........     50,000           100,000         1,278,125        2,556,250
John McNulty............        --                --                --               --
John Metcalfe...........     62,500           227,500         1,128,906        4,109,219
Richard DeGolia.........        --                --                --               --
William Wesemann........        --                --                --               --

--------
(1) Based upon the market price of $33.0625 per share, the closing selling price per share of Common Stock on the Nasdaq National Market on the last day of the 1998 fiscal year, less the option exercise price payable per share.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

  The Company has not entered into an employment contract with any of the Named Officers and each officer's employment may be terminated at any time at the discretion of the Board of Directors.

  In September 1998, Mr. Metcalfe resigned his position with the Company effective October 1998. Mr. Metcalfe will continue to provide services to the Company under a consulting arrangement for a period of up to six months under which Mr. Metcalfe will receive monthly compensation comparable to his compensation as an employee. In addition, at the time of his employment by the Company, the Company entered into an agreement with Mr. Metcalfe whereby, upon his exercise of the options granted to him in June 1996 to purchase an aggregate of 290,000 shares of Common Stock, he will receive a cash bonus from the Company in the amount of $2.00 per share of Common Stock purchased pursuant to the exercise of such option.

  In connection with an acquisition of the Company by merger or asset sale, in the event that Mr. Shenkman or any other executive officer is not provided by the acquiring company with both cash compensation and operational responsibility that is at least equal in terms of salary and benefits and operating duties, respectively, to that which such officer was receiving from the Company at the time of the acquisition, any unvested shares of the Company's Common Stock held by him as of such date (or in the case of Mr. Metcalfe, any unvested option shares subject to the options granted to him in June 1997 to purchase up to 250,000 shares of Common Stock), will immediately vest in full as of the closing date of such acquisition. In addition, the options granted in the 1997 fiscal year to Messrs. Shenkman, Miloslavsky and Metcalfe will accelerate in full in connection with an acquisition of the Company by merger or asset sale, unless such options are to be assumed by the successor entity. As administrator of the Company's 1997 Stock Incentive Plan, the Compensation Committee has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by Mr. Shenkman and the Company's other executive officers or any unvested shares held by those individuals under such plan, in the event their employment were to be terminated (whether involuntarily or through a forced resignation) following (i) an acquisition of the Company by merger or asset sale or (ii) a change in control of the Company effected through a successful tender offer for more than 50% of the Company's outstanding voting securities or through a change in the majority of the Board as a result of one or more contested elections for Board membership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Company's Board of Directors currently consists of Messrs. Jordan, Dunlevie and Levy. Neither of these individuals was an officer or employee of the Company at any time during the 1998 fiscal year or at any other time.

  No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

  Except for grants of stock options, directors of the Company generally do not receive compensation for services rendered as a director. In addition, the Company does not pay cash compensation for committee participation or special assignments of the Board of Directors. Non-employee Board members receive option grants at periodic intervals under the Automatic Option Grant Program of the Company's 1997 Stock Incentive Plan and are also eligible to receive discretionary option grants under the Discretionary Option Grant Program of such plan.

  Under the Automatic Option Grant Program of the 1997 Stock Incentive Plan, each individual who first becomes a non-employee Board member, whether through appointment by the Board or upon election by the Shareholders, will receive two option grants at the time of his or her initial appointment or election, provided such individual has not otherwise been in the prior employ of the Company. One such option grant will be for 30,000 shares of Common Stock and the other for 20,000 shares of Common Stock. In addition, at each Annual Shareholders Meeting, beginning with the 1998 Annual Meeting, each individual who is to continue to serve as a non-employee Board member will receive an option grant for 7,500 shares of Common Stock, whether or not such individual has been in the prior employ of the Company.

  Each automatic option grant will have an exercise price per share equal to the fair market value per share of Common Stock on the grant date and will have a maximum term of 10 years, subject to earlier termination following the optionee's cessation of Board service. Each automatic option will be immediately exercisable for all of the option shares; however, any shares purchased upon exercise of the option will be subject to repurchase, at the option exercise price paid per share, should the optionee's service as a non-employee Board member cease prior to vesting in those shares. The shares subject to each 30,000-share grant will vest as to 25% of the option shares upon the optionee's completion of each of the four (4) years of Board service after the grant date. The shares subject to each 20,000-share grant will vest as to 25% of the option shares on each of the fifth, sixth, seventh and eighth anniversaries of the option grant date. However, vesting of the shares subject to each 20,000-share grant will be subject to acceleration after the close of each fiscal year, beginning with the 1998 fiscal year, in the event that the optionee has served on a committee of the Board of Directors in such fiscal year. Vesting of 2,500 shares will accelerate with respect to each committee of the Board of Directors on which the optionee has served, up to a maximum of two committees, and will be conditioned on the optionee having attended at least 75% of the meetings held by such committee during the fiscal year. The shares to be accelerated will be those shares which would otherwise have been the first shares to vest in accordance with the four (4)-year vesting schedule described above. The shares subject to each annual 7,500-share grant will vest upon the optionee's completion of one year of Board service measured from the grant date. However, each outstanding option will immediately vest upon (i) certain changes in the ownership or control of the Company or (ii) the death or disability of the optionee while serving as a Board member. In the event of a hostile tender offer for more than 50% of the Company's outstanding voting stock, the holders of outstanding options under the Automatic Option Grant Program will have the right to surrender those options, whether or not those options are otherwise at the time exercisable for vested shares, in return for a cash distribution from the Company in an amount equal to the excess of (i) the take-over price of the shares of Common Stock at the time subject to each surrendered option over (ii) the aggregate exercise price payable for those shares. The take-over price in clause (i) will be the greater of (a) the fair market value per share of Common Stock on the date the option is surrendered to the Company in connection with the hostile tender offer or (b) the highest reported price per share of Common Stock paid by the tender offeror in effecting such hostile take-over.

  Non-employee Board members did not receive cash compensation or other option grants under the 1997 Stock Incentive Plan during the 1998 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of August 31, 1998 for (i) all persons who are beneficial owners of more than five percent of the Company's Common Stock, (ii) each director, (iii) the Named Officers listed in the Summary Compensation Table, and (iv) all current officers and directors as a group as of August 31, 1998.

                                                           NUMBER OF
                                                             SHARES
                                                          BENEFICIALLY PERCENT
                                                            OWNED(1)   OWNED(2)
                                                          ------------ --------
   Gregory Shenkman(3)...................................  3,073,625     13.6%
    1155 Market Street
    San Francisco, CA 94103
   Alec Miloslavsky(4)...................................  3,107,625     13.7%
    1155 Market Street
    San Francisco, CA 94103
   Entities affiliated with Benchmark Capital LLC(5).....  1,538,042      6.8%
    2840 Sand Hill Road
    Suite 200
    Menlo Park, CA 94025
   James Jordan(6).......................................    652,668      2.9%
   Bruce Dunlevie(7).....................................  1,600,326      7.1%
   Paul Levy(8)..........................................     87,000       *
   Michael J. McCloskey(9)...............................    390,135      1.7%
   Richard DeGolia(10)...................................    377,285      1.7%
   William Wesemann(11)..................................    250,612      1.1%
   John McNulty(12)......................................    240,755      1.1%
   John Metcalfe(13).....................................     84,023       *
   All current officers and directors as a group (8
    persons)(14).........................................  9,529,719     42.2%

--------
*   Less than one percent.

 (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. The number of shares beneficially owned includes Common Stock of which such individual has the right to acquire beneficial ownership either currently or within 60 days after August 31, 1998, including, but not limited to, upon the exercise of an option.

 (2) Percentage of beneficial ownership is based upon 22,590,900 shares of Common Stock outstanding on August 31, 1998. For each individual, this percentage includes Common Stock of which such individual has the right to acquire beneficial ownership either currently or within 60 days of August 31, 1998, including, but not limited to, upon the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual. Such calculation is required by General Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

 (3) Includes 302,000 shares held by Gregory Shenkman pledged to Morgan Stanley & Co., Incorporated, 360,000 shares held by Dmitry Shenkman, Trustee of the Michelle Shenkman 1996 Trust u/t/a dated March 18, 1996, 360,000 shares held by Dmitry Shenkman, Trustee of the Nikita Anthony Shenkman 1996

    Trust u/t/a dated March 18, 1996, 928,000 shares held by Gregory and Yelena Shenkman, Trustees of the Shenkman Family Trust u/t/a dated March 7, 1996, of which 238,000 shares are pledged to Goldman, Sachs & Co., and 500,000 shares held by Shenkman Partners, of which 75,000 shares are pledged to Goldman, Sachs & Co. Also includes 50,250 unvested shares which are subject to repurchase by the Company at the purchase price paid per share. Includes options exercisable by Mr. Shenkman to purchase a total of 59,375 shares of Common Stock, which shares are exercisable within 60 days of August 31, 1998.

 (4) Includes 89,000 shares held by Anatoly and Zhanna Elkinbard, and 89,000 shares held by Larry and Lidia Miloslavsky, of which Mr. Miloslavsky disclaims beneficial ownership. Excludes 2,250 shares held by Lidia Miloslavsky and options exercisable by Lidia Miloslavsky to purchase a total of 3,563 shares of Common Stock which options were exercisable within 60 days of August 31, 1998, of which Mr. Miloslavsky disclaims beneficial ownership. Includes 360,000 shares held by Larry Miloslavsky and Anatoly Elkinbard, Trustees of the Miloslavsky 1996 Irrevocable Trust u/t/a dated March 13, 1996, 120,000 shares held by Larry and Lidia Miloslavsky, Trustees of the Joshua Trobnikov Miloslavsky 1996 Trust u/t/a dated March 15, 1996 and 350,000 shares held by Miloslavsky Partners. Also includes 50,250 unvested shares which are subject to repurchase by the Company at the purchase price paid per share. Includes options exercisable by Mr. Miloslavsky to purchase a total of 59,375 shares of Common Stock, which shares are exercisable within 60 days of August 31, 1998.

 (5) Consists of 219,990 shares held by Benchmark Founders' Fund, L.P. and 1,318,052 shares held by Benchmark Capital Partners, L.P. Mr. Dunlevie, a director of the Company, is an affiliate of the foregoing entities and may be deemed to share voting and investment power with respect to such shares. Mr. Dunlevie disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest in such shares arising from his interests in the entities referred to above.

 (6) Includes options exercisable by Mr. Jordan to purchase a total of 50,000 shares of Common Stock, which options were issued and became exercisable on February 28, 1997. Also includes 165,000 unvested shares which are subject to repurchase by the Company at the purchase price paid per share.

 (7) Includes 1,538,042 shares beneficially owned by entities affiliated with Benchmark Capital, LLC. Includes options exercisable by Mr. Dunlevie to purchase a total of 50,000 shares of Common Stock, which options were issued and became exercisable on February 28, 1997.

 (8) Includes options exercisable by Mr. Levy to purchase a total of 20,000 shares of Common Stock, which options were issued and became exercisable on February 28, 1997.

 (9) Includes 230,000 unvested shares which are subject to repurchase by the Company at the purchase price paid per share.

(10) Includes 42,370 shares held by Richard C. DeGolia or Jennifer H. DeGolia, as Trustees of the RJ Family Trust u/t/a dated 6/16/95. Also, includes 162,375 unvested shares which are subject to repurchase by the Company at the purchase price paid per share.

(11) Includes 210,000 unvested shares which are subject to repurchase by the Company at the purchase price paid per share.

(12) Includes 135,000 unvested shares which are subject to repurchase by the Company at the purchase price paid per share.

(13) Includes options exercisable by Mr. Metcalfe to purchase a total of 83,333 shares of Common Stock, which shares are exercisable within 60 days of August 31, 1998.

(14) Includes (i) 772,875 unvested shares which are subject to repurchase by the Company at the purchase price paid per share, and (ii) 238,750 shares issuable upon exercise of stock options exercisable within 60 days of August 31, 1998.

COMPLIANCE WITH SEC REPORTING REQUIREMENTS

  Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report initial ownership of the Company's Common Stock and any subsequent changes in ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose in this Proxy Statement any failure to file by these dates. Based upon (i) the copies of
Section 16(a) reports that the Company received from such persons for their 1998 fiscal year transactions and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 1998 fiscal year, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company has granted options and restricted stock awards to certain of its directors and executive officers. Certain officers have loans outstanding to the Company in connection with their purchase of the Company's Common Stock. See Item 11--Executive Compensation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) List of Documents filed as part of this Annual Report on Form 10-K.

    1. The following consolidated financial statements of the Company are filed in Part II, Item 8 of this Report on Form 10-K:

      Report of Independent Public Accountants

      Consolidated Balance Sheets--June 30, 1998 and 1997

      Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996

      Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

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

  3. Exhibits.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  3.1(1)     Form of Restated Articles of Incorporation.
  3.2(1)     Form of Restated Bylaws.
  4.1(1)     Reference is made to Exhibits 3.1 and 3.2.
  4.2(1)     Specimen Common Stock certificate.
  4.3(1)     Series A Preferred Stock Purchase Agreement, dated March 29, 1996 among the Registrant and the investors named therein.
  4.4(1)     Common Stock Purchase Warrant, dated April 26, 1996 between the
              Registrant and Benchmark Capital Partners, L.P.
  4.5(1)     Series B Preferred Stock Purchase Agreement, dated June 13, 1996 among the Registrant and the investors named therein.
  4.6(1)     Securities Purchase Agreement, dated February 26, 1997 between the
              Registrant and MCI Telecommunications Corporation ("MCI").
  4.7(1)(2)  Warrant to Purchase Shares of Series C Preferred Stock, dated
              February 26, 1997 between the Registrant and MCI.
  4.8(1)     Series C Preferred Stock and Warrant Purchase Agreement, dated
              February 26, 1997 between the Registrant and Intel Corporation
              ("Intel").
  4.9(1)(2)  Warrant to Purchase Shares of Series C Preferred Stock, dated
              February 26, 1997 between the Registrant and Intel.
  4.10(1)    Stock Exchange Agreement, dated February 26, 1997 between the
              Registrant and Bruncor, Inc. ("Bruncor").
  4.11(1)    Registration Rights Agreement, dated February 26, 1997, among the
              Registrant and the investors named therein.
 10.1(1)     Form of Indemnification Agreement entered into between the
              Registrant and its directors and officers.
 10.2(1)     The Registrant's 1995 Stock Option Plan, as amended.
 10.3(1)     Form of the Registrant's Restricted Stock Purchase Agreement.
 10.4(1)     The Registrant's 1997 Stock Incentive Plan.
 10.5(1)     The Registrant's Employee Stock Purchase Plan.
 10.6(1)     Credit Line with Imperial Bank, dated October 28, 1996.
 10.7(1)     Facilities Lease dated July 1, 1996 between the Registrant and
              1155 Market Partners, with modifications dated January 21, 1997 and January 30, 1997.
 10.8(1)(2)  Master Software License Agreement dated January 31, 1996, including Addendum to Master License Agreement dated February 1,
              1996, as amended on February 26, 1997 by and between the
              Registrant and MCI.
 10.9(1)(2)  Software Maintenance Agreement dated January 31, 1996, as amended on February 26, 1997 by and between the Registrant and MCI.
 21.1        Subsidiaries of the Registrant.
 23.1        Consent of Independent Public Accountants
 27          Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 3, 1997 (File No. 333-24479).
(2) Confidential treatment requested as to certain portions of these exhibits.

  (b) Reports on Form 8-K.

  On August 3, 1998, the Company filed a Report on Form 8-K relating to the appointment of Michael J. McCloskey as the President of the Company on July 24, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 1998.

                                          GENESYS TELECOMMUNICATIONS
                                           LABORATORIES, INC.

                                                /s/ Michael J. McCloskey
                                          By: _________________________________
                                                  Michael J. McCloskey
                                           President, Chief Financial Officer
                                                      and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                  DATE
              ---------                        -----                  ----

       /s/ Michael J. McCloskey       President, Chief         September 25, 1998
 ____________________________________  Financial Officer and
        (Michael J. McCloskey)         Secretary (Principal
                                       Executive, Financial
                                       and Accounting
                                       Officer)

         /s/ Alec Miloslavsky         Vice Chairman, Chief     September 25, 1998
 ____________________________________  Technical Officer and
          (Alec Miloslavsky)           Director

           /s/ James Jordan           Chairman of the Board    September 25, 1998
 ____________________________________  and Director
            (James Jordan)

          /s/ Bruce Dunlevie          Director                 September 25, 1998
 ____________________________________
           (Bruce Dunlevie)

            /s/ Paul Levy             Director                 September 25, 1998
 ____________________________________
             (Paul Levy)

         /s/ Gregory Shenkman         Director                 September 25, 1998
 ____________________________________
          (Gregory Shenkman)

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE  ADDITIONS            BALANCE
                                           AT      CHARGED              AT END
                                        BEGINNING    TO      WRITE-       OF
                                        OF PERIOD  EXPENSE    OFFS      PERIOD
                                        --------- --------- ---------  --------
Allowance for doubtful accounts
  Year ended June 30,
    1998............................... $377,000  $889,000  $(477,000) $789,000
    1997............................... $426,000  $212,000  $(261,000) $377,000
    1996............................... $ 15,500  $410,500  $     --   $426,000