Form 10-Q
period 1998-09-30
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1998-11-16
CIK 1036436

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                    TITLE OF EACH CLASS                                    OUTSTANDING AT SEPTEMBER 30, 1998
                    -------------------                                    ---------------------------------
                 Common Stock, no par value                                        22,864,155 Shares

                 Genesys Telecommunications Laboratories, Inc.
                          THIRD QUARTER 1998 FORM 10-Q
                               TABLE OF CONTENTS


                                                            PAGE
                                                            ----
PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements                               3

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10

   ITEM 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                 15

PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings                                 15
    ITEM 2. Changes in Securities and Use of Proceeds         16
    ITEM 3. Defaults Upon Senior Securities                   16
    ITEM 4. Submission of Matters to a Vote of
            Security Holders                                  16
    ITEM 5. Other Information                                 16
    ITEM 6. Exhibits and Reports on Form 8-K                  16

SIGNATURES                                                    17

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         --------------------

 Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1998
           and June 30, 1998                                                 4
        Condensed Consolidated Statements of Operations for the
           three months ended September 30, 1998 and 1997                    5

        Condensed Consolidated Statements of Cash Flows for the three
           months ended September 30, 1998 and 1997                          6

        Notes to Condensed Consolidated Financial Statements                 7

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS

                                                             September 30,              June 30,
                                                                 1998                     1998
                                                          -----------------         ---------------
                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $          42,583         $        30,256
     Short-term investments                                          10,157
     Accounts receivable, net                                        28,007                  28,454
     Prepaid expenses and other                                       8,719                   8,314
                                                          -----------------         ---------------
              Total current assets                                   89,913                  83,562

PROPERTY AND EQUIPMENT, net                                          17,625                  14,675

OTHER ASSETS                                                          6,463                   6,742
                                                          -----------------         ---------------
                                                            $       114,280             $   104,700
                                                          =================         ===============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                               $       153         $           243
     Current portion of long-term obligations                            33                      33
     Accounts payable                                                 4,520                   2,639
     Accrued payroll and related benefits                             3,702                   4,539
     Other accrued liabilities                                        5,674                   8,427
     Deferred revenues                                               18,820                  16,805
                                                          -----------------         ---------------
              Total current liabilities                              34,611                  30,977
                                                          -----------------         ---------------

LONG-TERM OBLIGATIONS                                                    93                     102
                                                          -----------------         ---------------

SHAREHOLDERS' EQUITY:
           Common stock                                              74,402                  72,356
           Shareholder notes receivable                                (316)                   (440)
           Cumulative translation adjustment                           (222)                   (188)
           Retained Earnings                                          5,712                   1,893
                                                          -----------------         ---------------
     Total shareholders' equity                                      79,576                  73,621
                                                          -----------------         ---------------
                                                            $       114,280             $   104,700
                                                          =================         ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                Three Months Ended
                                                                  September 30,
                                                              1998              1997
                                                           ------------    -------------
                                                                    (Unaudited)
 REVENUES:
        License                                            $    23,662     $    13,267
        Service                                                  5,346           2,973
                                                           ------------    -------------
               Total revenues                                   29,008          16,240
                                                           ------------    -------------

 COST OF REVENUES:
        License                                                  1,052             671
        Service                                                  4,055           1,821
                                                           ------------    -------------
               Total cost of revenues                            5,107           2,492
                                                           ------------    -------------

 GROSS MARGIN                                                   23,901          13,748
                                                           ------------    -------------

 OPERATING EXPENSES:
        Research and development                                 5,403           3,059
        Sales and marketing                                     10,403           6,950
        General and administrative                               2,703           1,862
                                                           ------------    -------------
               Total operating expenses                         18,509          11,871
                                                           ------------    -------------

 INCOME FROM OPERATIONS                                          5,392           1,877

 INTEREST AND OTHER INCOME (EXPENSE), NET                          484             335
                                                           ------------    -------------

 INCOME BEFORE PROVISION FOR
      INCOME TAXES                                               5,876           2,212
 PROVISION FOR INCOME TAXES                                      2,057             816
                                                           ------------    -------------

 NET INCOME                                                $     3,819        $  1,396
                                                           ============    =============

 BASIC NET INCOME  PER SHARE                               $      0.17        $   0.07
                                                           ============    =============
 DILUTED NET INCOME PER SHARE                                     0.15            0.05
                                                           ============    =============

 BASIC WEIGHTED AVERAGE COMMON SHARES                           22,628          20,510
                                                           ============    =============
 DILUTED WEIGHTED AVERAGE
      COMMON SHARES                                             25,779          26,096
                                                           ============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           For the Three Months
                                                                                            Ended September 30,
                                                                                          1998              1997
                                                                                    ----------------    --------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                         $   3,819        $    1,396
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Deferred stock compensation expense                                                    119               119
        Depreciation and amortization                                                        1,918               981
        Provision for doubtful accounts                                                        100                 5
        Changes in operating assets and liabilities:
            Accounts receivable                                                               (547)            1,801
            Prepaid expenses and other                                                        (405)             (406)
            Accounts payable                                                                (1,881)             (543)
            Accrued payroll and related benefits                                               837               405
            Other accrued liabilities                                                        2,753              (162)
            Deferred revenues                                                                2,015               265
                                                                                    ----------------    --------------
                Net cash provided by (used in) operating activities                          8,728             3,861
                                                                                    ----------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                                        13,408                 -
     Purchases of short-term investments                                                    (6,580)          (16,682)
     Purchases of property and equipment                                                    (4,488)           (2,628)
     (Increase) decrease in other assets                                                      (693)             (240)
                                                                                    ----------------    --------------
                Net cash provided by (used in) investing activities                          1,647           (19,550)
                                                                                    ----------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from/(Repayments of) note payable                                                (90)               30
     Principal payments on capital lease obligations                                            (9)             (124)
     Proceeds from sales of common stock                                                     2,051                69
                                                                                    ----------------    --------------
                Net cash used in financing activities                                        1,952               (25)
                                                                                    ----------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   12,327           (15,714)

CASH AND CASH EQUIVALENTS:
     Beginning of Period                                                                    30,256            47,160
                                                                                    ----------------    --------------
      End of Period                                                                      $  42,583        $   31,446
                                                                                    ===============     ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Genesys Telecommunications Laboratories, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to limited operating history, potential fluctuations in quarterly operating results, lengthy sales cycle, lengthy implementation cycle, dependence on third party consultants, dependence on new products, rapid technological change, competition, product concentration, management of growth, dependence on third-party resellers, GeoTel litigation, customer concentration, dependence on emerging CTI market, risks associated with international sales and operations, dependence on key personnel, government regulation of immigration, dependence on ability to integrate with third-party technology, product liability, protection of intellectual property, concentration of stock ownership, possible volatility of stock price, shares eligible for future sale, registration rights, effect of certain charter provisions, anti-takeover effects of provisions of the by-laws and uncertainty as to use of proceeds. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.


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

     Basic and Diluted Weighted Average Common and Potential Common Shares presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):


                                                                                       Three Months
                                                                                          Ended
                                                                                      September 30,
                                                                          -------------------------------------
                                                                              1998                  1997
                                                                          -------------         ---------------
Weighted average common shares outstanding                                      22,628                  19,843

Shares issued in acquisition of Forte                                                -                     667


BASIC WEIGHTED AVERAGE COMMON SHARES                                            22,628                  20,510
                                                                        ================        ===============

Weighted average options and warrants for common stock                           3,151                   5,586


DILUTED WEIGHTED AVERAGE COMMON SHARES                                          25,779                  26,096
                                                                        ================        ===============

4.   LITIGATION

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

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which was adopted by the Company in its first fiscal quarter of 1999. SOP 97-2 clarifies and amends certain provisions of Statement of Position 91-1, "Software Revenue Recognition". The adoption of the provisions of SOP 97-2 did not have a material impact on the Company's financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was adopted by the Company in its first quarter of fiscal 1999. Accordingly, the Company is required to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. The Company's only reconciling item to comprehensive income from net income is cumulative translation adjustments resulting from foreign currency exchange rates, the net effect of which is immaterial to the Company's financial statements for the periods presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial
statements and interim financial reports.   It also establishes standards for
related disclosures about products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 for the year ended June 30, 1998. The Company believes the adoption of SFAS 131 will not have a material impact on its financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect the adoption of SFAS 133, required beginning the first of quarter of 2000 to have a material effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Genesys Telecommunications Laboratories, Inc (''Genesys'' or the ''Company'') is a leading provider of enterprise-wide customer interaction, computer telephony and e-mail software solutions. The Company's products allow an organization to optimally manage its customer interactions and employee communications to increase productivity, lower costs and achieve greater customer satisfaction and loyalty. To accomplish this, Genesys' software-based solutions integrate and extend the capabilities of an organization's computer, telecommunications and database systems, bringing together what were once disparate technologies. The Company believes that as customer interactions are increasingly viewed as strategic to an organization's mission, call center capabilities will be extended beyond traditional agent, site and switch boundaries, transforming the entire enterprise into a customer interaction network.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the years and periods indicated.

                                                                                       Three Months
                                                                                          Ended
                                                                                      September 30,
                                                                        ---------------------------------------
                                                                                1998                  1997
                                                                        ----------------        ---------------
      Revenues:
           License ...................................................        81.6%                  81.7%
           Service ...................................................        18.4                    18.3
                                                                        ----------------        ---------------
                Total revenues........................................       100.0                   100.0
                                                                        ----------------        ---------------
      Cost of revenues:
           License ...................................................          3.6                     4.1
           Service ...................................................        14.0                    11.2
                                                                        ----------------        ---------------
                Total cost of revenues................................        17.6                    15.3
                                                                        ----------------        ---------------
      Gross Margin....................................................         82.4                    84.7
                                                                        ----------------        ---------------
      Operating expenses:
           Research and development...................................         18.6                    18.8
           Sales and marketing........................................         35.9                    42.8
           General and administrative.................................         9.3                    11.5
                                                                        ----------------        ---------------
                Total operating expenses..............................        63.8                    73.1
                                                                        ----------------        ---------------
      Income from operations..........................................         18.6                    11.6
      Interest and other income (expense), net........................         1.7                     2.1
                                                                        ----------------        ---------------
      Income before provision for income taxes........................         20.3                    13.6
      Provision for income taxes......................................         7.1                     5.0
                                                                        ----------------        ---------------
      Net income   ...................................................        13.2%                    8.6%
                                                                        ================        ===============

 Revenues
 --------

  License. License revenues increased by 78.4% from $13.3 million in the three
  -------
months ended September 30, 1997 to $23.7 million in the three months ended September 30, 1998. This increase resulted from the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

  Service. Service revenues primarily comprise fees from consulting, post-
  -------
contract support and, to a lesser extent, training services. Service revenues increased by 79.8% from $3.0 million in the three months ended September 30, 1997 to $5.3 million in the three months ended September 30, 1998. The Company's software license agreements often provide for maintenance, consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

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

 Cost of Revenues
 ----------------

  License. Cost of license revenues includes the costs of product media, product
  -------
duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $1.1 million and $0.7 million, in the three months ended
September 30, 1998 and 1997, respectively. The increase in absolute dollar amounts relates primarily to an increase in the volume of products shipped by the Company, and the resulting increase in documentation material costs and personnel necessary to assemble and ship the products. Also included in cost of license revenues is amortization of capitalized software costs amounting to, approximately, $132,000 and $37,500 for the three months ended September
30, 1998 and 1997, respectively.

  Service. Cost of service revenues are primarily comprised of employee-related
  -------
costs incurred in providing consulting, post-contract support and training services. Cost of service revenues were $4.1 million and $1.8 million in the three months ended September 30, 1998 and 1997, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

 Operating Expenses
 ------------------

   For the three months ended September 30, 1998 and 1997, the Company's operating expenses were $18.5 million and $11.9 million, or 63.8% and 73.1% of total revenues, respectively.

  Research and Development. Research and development expenses were $5.4 million and $3.1 million, or 18.6% and 18.8% of total revenues in the three months ended September 30, 1998 and 1997, respectively. These expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

  Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $0.4 million and $0.3 million of software development costs incurred in the three months ended September 30, 1998 and 1997, respectively, related to the development of its T-server product suite.

  Sales and Marketing. Sales and marketing expenses were $10.4 million and $6.9
  -------------------
million, representing 35.9% and 42.8% of total revenues in the three months ended September 30, 1998 and 1997, respectively. These expenses increased in absolute dollars primarily due to the Company's continuing investment in building a direct sales force to support the increasing demand for its products, and the Company's investment in expanding its channel sales force in North America, Europe and the Asia Pacific. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company expects to continue to expand its direct sales and marketing efforts, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

  General and Administrative. General and administrative expenses were $2.7
  --------------------------
million and $1.9 million, or 9.3% and 11.5% of total revenues in the three months ended September 30, 1998 and 1997, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. In addition, the Company has incurred higher legal costs associated primarily with general corporate matters, trademark matters and patent filings. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization, accordingly, it expects general and administrative expenses to continue to increase in absolute dollars. General and administrative expenses as a percentage of total revenues have decreased from 11.5% in the first quarter of fiscal 1998 to 9.3% in the first quarter of fiscal 1999, due principally to the significant investments made by the Company in 1998 relative to total revenues in anticipation of significant growth during fiscal 1998 and 1999. The Company expects to continue to increase general and administrative expenses in absolute dollars, but expects that these expenses as a percentage of total revenues will stabilize.

  Provision for Income Taxes
  --------------------------

   The Company's effective tax rate for the three months ended September 30, 1998 was 35%, which the Company estimates will be the effective tax rate for the remainder of fiscal 1999. The Company's effective tax rate for the year ended June 30, 1998 was 34%.

  Year 2000
  ---------

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

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998, the Company's primary sources of liquidity included cash and cash equivalents of $42.6 million and short-term investments of $10.2 million.

   The Company generated cash from operating activities of $8.7 million in the three months ended September 30, 1998 related primarily to an increase in net income, accrued liabilities and deferred revenues, which was offset in part by a decrease in accounts payable. The Company generated cash from operating activities of $3.9 million in the three months ended September 30, 1997 related primarily to an increase in net income and a decrease in accounts receivable.

   The Company generated cash from the net maturity of $6.8 million of short-term investments in the three months ended September 30, 1998. The Company used cash of $4.5 million for the purchase of property and equipment in the three months ended September 30, 1998. The Company used cash to purchase $16.7 million of short-term investments and $2.6 million of property and equipment in the three months ended September 30, 1997.

  The Company has established subsidiaries in foreign countries, including the United Kingdom, France, Germany, Sweden, Canada, Russia, Japan, Singapore and Australia, which function primarily as sales offices in those locations. The Company expects to establish offices in other foreign countries as it continues to expand its international operations. The capital expenditures necessary to establish a foreign office are not significant, and, accordingly, the Company does not expect that the establishment of these subsidiaries will have a material adverse effect on its liquidity and capital resources.

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

  While the Company generally operates with limited backlog, from time to time it receives orders from customers that are for project development over an extended period of time. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size ranges from $200,000 to $400,000; however, several orders during the three months ended September 30, 1998 exceeded $500,000 each. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring customer acceptance of implementation, the Company does not recognize license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for the Company's software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if future revenue levels were below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings
          -----------------


          On December 17, 1996, GeoTel Communications Corporation (''GeoTel'') filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled ''Communications System Using a Central Controller to Control at Least One Network and Agent System'', U.S. Patent No. 5,546,452 (the ''GeoTel Patent''). In the complaint, GeoTel requested injunctive relief, an accounting for damages and an assessment of interest and costs, and other relief as the court deems just and proper. On February 10, 1997, the Company filed an answer in response to the complaint filed by GeoTel, asserting that the GeoTel Patent is invalid, denying the alleged patent infringement and seeking dismissal of the complaint with prejudice. The litigation is currently in early discovery stages, with depositions to commence fall of 1998 and fact discovery scheduled to be completed in January 1999. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. GeoTel alleges that the Genesys Call Router, Genesys Call Center Manager and Genesys Call Concentrator products, and the T Server product, as a necessary element of all Genesys products, infringe the GeoTel Patent. After consultation with counsel, the Company does not believe any of the products described under ''Business--Products'' in the Company's Annual Report on Form 10-K infringe any valid claims of the GeoTel Patent. In connection with the Company's development of the potential new products described under ''Business--Research and Development'' in the Company's Annual Report on
Form 10-K, the Company has sought the advice of such counsel and believes that such potential products can be developed without infringing the GeoTel Patent; however, there can be no assurance that GeoTel will not assert infringement of the GeoTel Patent with respect to such potential new products. Further, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the ultimate outcome, the GeoTel litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the Court determines that the Company infringes GeoTel's patent and that the GeoTel patent is valid and enforceable, it could issue an injunction against the use or sale of certain of the Company's products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from GeoTel. Although patent and other intellectual property disputes in the software area have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from GeoTel, if required, would be available to the Company on acceptable terms or at all. Accordingly, an adverse determination in the GeoTel litigation could prevent the Company from licensing certain of its software products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------


          During the period covered by this report, there were no changes in the rights of holders of any class of securities of the Company and no unregistered sales of equity securities.


          On June 16, 1997, the Company's registration statement on Form S-1 (SEC File No. 333-24479) was declared effective. The registration statement registered for offer and sale 2,500,000 (2,875,000 shares including over-allotments) of the Company's Common Stock, no par value, for an aggregate price of $45 million ($51.75 million including over-allotments) (the "Offering"). Pursuant to the Offering, which was completed in June 1997, the Company sold 2,375,000 shares, including over-allotments, of Common Stock and certain shareholders of the Company sold 500,000 shares of Common Stock. The shares in the Offering were sold in a firm commitment underwriting that was co-managed by Goldman Sachs & Company, Lehman Brothers and Robertson, Stephens & Company (now known as BancBoston Robertson Stephens). The amount of underwriting expenses incurred by the Company in connection with the Offering were approximately $1,990,500, resulting in net proceeds to the Company in the amount of $37,137,000.

          As of September 30, 1998, none of the net proceeds from the Offering have been used by the Company, and the net proceeds are held in cash or high-grade short-term investments. The Company's planned use of proceeds is as described in the registration statement.



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



                           GENESYS TELECOMMUNICATIONS LABORATORIES, INC.


Date: November 13, 1998    By:  /s/ MICHAEL J. McCLOSKEY
                               -----------------------------------------
                                Michael J. McCloskey
                                President, Chief Financial Officer and Secretary