Form 10-Q
period 1998-12-31
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1999-02-16
CIK 1036436

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    -------

                       COMMISSION FILE NUMBER  000-22605

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
            (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                            94-3120525
(State or other jurisdiction of                              (IRS EmployerIdentification No.)
                incorporation or organization)

   1155 MARKET STREET, SAN FRANCISCO, CALIFORNIA                           94103
     (Address of principal executive offices)                            (Zip Code)

 Registrant's telephone number, including area code                    (415) 437-1100


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

         TITLE OF EACH CLASS            OUTSTANDING AT DECEMBER 31, 1998
        Common Stock, no par value              23,399,551 Shares

                Genesys Telecommunications Laboratories, Inc.
                    FISCAL SECOND QUARTER 1999 FORM 10-Q
                              TABLE OF CONTENTS

PAGE
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

PART I
FINANCIAL INFORMATION

ITEM 1.      Financial Statements
        Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets as of December 31, 1998
          and June 30, 1998                                                              4

        Condensed Consolidated Statements of Operations for the
          three and six months ended December 31, 1998 and 1997                          5

        Condensed Consolidated Statements of Cash Flows for the six
          months ended December 31, 1998 and 1997                                        6

        Notes to Condensed Consolidated Financial Statements                             7

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                        December 31,     June 30,
                                                            1998           1998
                                                        -------------   ----------
ASSETS                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                              $ 42,469     $ 30,256
     Short-term investments                                   14,816       16,985
     Accounts receivable, net                                 33,744       28,007
     Prepaid expenses and other                                9,649        8,314
                                                            --------     --------
              Total current assets                           100,678       83,562

PROPERTY AND EQUIPMENT, net                                   17,697       14,675

OTHER ASSETS                                                   6,829        6,463
                                                            --------     --------
                                                            $125,204     $104,700
                                                            ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable                                           $     62     $    243
     Current portion of long-term obligations                     33           33
     Accounts payable                                          4,147        4,520
     Accrued payroll and related benefits                     11,069        3,702
     Other accrued liabilities                                 8,971        5,674
     Deferred revenues                                        18,864       16,805
                                                            --------     --------
              Total current liabilities                       43,146       30,977
                                                            --------     --------

LONG-TERM OBLIGATIONS                                             85          102
                                                            --------     --------

SHAREHOLDERS' EQUITY:
           Common stock                                       87,022       72,356
           Shareholder notes receivable                         (316)        (440)
           Cumulative translation adjustment                      17         (188)
           Retained earnings (Accumulated deficit)            (4,750)       1,893
                                                            --------     --------
     Total shareholders' equity                               81,973       73,621
                                                            --------     --------
                                                            $125,204     $104,700
                                                            ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                                  Quarter Ended                          Six Months Ended
                                                                   December 31,                             December 31,
                                                           1998                  1997                 1998                  1997
                                                           ----                  ----                 ----                  ----
                                                                  (Unaudited)                                 (Unaudited)
REVENUES:
     License                                           $  26,030              $ 15,677              $ 49,692              $ 28,944
     Service                                               6,188                 3,472                11,534                 6,445
                                                       ---------              --------              --------              --------
              Total revenues                              32,218                19,149                61,226                35,389
                                                       ---------              --------              --------              --------

COST OF REVENUES:
     License                                               1,163                   831                 2,215                 1,502
     Service                                               4,506                 2,229                 8,561                 4,050
                                                       ---------              --------              --------              --------
              Total cost of revenues                       5,669                 3,060                10,776                 5,552
                                                       ---------              --------              --------              --------

GROSS MARGIN                                              26,549                16,089                50,450                29,837
                                                       ---------              --------              --------              --------
OPERATING EXPENSES:
     Research and development                              6,144                 3,667                11,548                 6,726
     Sales and marketing                                  11,103                 8,445                21,505                15,395
     General and administrative                            2,510                 2,019                 5,212                 3,881
     Merger costs                                            -                     905                   -                     905
     Non-recurring charges                                15,488                   -                  15,488                   -
                                                       ---------              --------              --------              --------
              Total operating expenses                    35,245                15,036                53,753                26,907
                                                       ---------              --------              --------              --------

INCOME (LOSS) FROM OPERATIONS                             (8,696)                1,053                (3,303)                2,930

INTEREST AND OTHER INCOME (EXPENSE), NET                     400                   394                   884                   729
                                                       ---------              --------              --------              --------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                            (8,296)                1,447                (2,419)                3,659
PROVISION FOR INCOME TAXES                                 2,167                   294                 4,224                 1,110
                                                       ---------              --------              --------              --------

NET INCOME (LOSS)                                      $ (10,463)             $  1,153              $ (6,643)             $  2,549
                                                       =========              ========              ========              ========

BASIC NET INCOME (LOSS)  PER SHARE                     $   (0.45)             $   0.06              $  (0.29)             $   0.12
                                                       =========              ========              ========              ========

DILUTED NET INCOME (LOSS) PER SHARE                    $   (0.45)             $   0.04              $  (0.29)             $   0.09
                                                       =========              ========              ========              ========

BASIC WEIGHTED AVERAGE COMMON SHARES                      23,200                20,800                22,900                20,800
                                                       =========              ========              ========              ========

DILUTED WEIGHTED AVERAGE COMMON SHARES                    23,200                26,800                22,900                26,900
                                                       =========              ========              ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                         GENESYS TELECOMMUNICATIONS
                             LABORATORIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                                 For the Six Months
                                                                 Ended December 31,
                                                                   1998        1997
                                                                 --------    --------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ (6,643)   $  2,549
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Deferred stock compensation expense                               238         238
   Depreciation and amortization                                   4,337       1,759
   Provision for doubtful accounts                                   200         579
   Non-cash portion of Non-recurring charges                       9,426          --
   Changes in operating assets and liabilities:
    Accounts receivable                                           (5,937)     (1,811)
    Prepaid expenses and other                                    (1,335)       (755)
    Accounts payable                                                (373)       (266)
    Accrued payroll and related benefits                           7,367         164
    Other accrued liabilities                                      3,297       1,383
    Deferred revenues                                              2,059       2,795
                                                                --------    --------
     Net cash provided by operating activities                    12,636       6,635
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                             (14,436)    (23,840)
 Sales of short-term investments                                  16,605          --
 Purchases of property and equipment                              (6,199)     (4,878)
 (Increase) decrease in other assets                                (939)       (303)
                                                                --------    --------
     Net cash used in investing activities                        (4,969)    (29,021)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of note payable                                           --        (241)
 Principal payments on capital lease obligations                    (181)        (35)
 Repayments of long-term obligations                                 (17)       (209)
 Proceeds from sales of common stock                               4,744         244
                                                                --------    --------
     Net cash provided by used in financing activities             4,546        (241)
                                                                --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              12,213     (22,627)

CASH AND CASH EQUIVALENTS:
 Beginning of Period                                              30,256      47,160
                                                                --------    --------
  End of Period                                                 $ 42,469    $ 24,533
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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Genesys Telecommunications Laboratories, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to limited operating history, potential fluctuations in quarterly operating results, lengthy sales cycle, lengthy implementation cycle, dependence on third party consultants, dependence on new products, rapid technological change, competition, product concentration, management of growth, dependence on third-party resellers, customer concentration, dependence on emerging CTI market, risks associated with international sales and operations, dependence on key personnel, government regulation of immigration, dependence on ability to integrate with third-party technology, product liability, protection of intellectual property, concentration of stock ownership, possible volatility of stock price, shares eligible for future sale, registration rights, effect of certain charter provisions, anti-takeover effects of provisions of the by-laws and uncertainty as to use of proceeds. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

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

Basic and Diluted Weighted Average Common and Potential Common Shares presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):

                                                                Quarter
                                                                 Ended
                                                              December 31,
                                                            ---------------
                                                              1998     1997
                                                            ------   ------
Weighted average common shares outstanding                  23,200   19,948

Shares issued in acquisition of Forte                            -      667
                                                            ------   ------

BASIC WEIGHTED AVERAGE COMMON SHARES                        23,200   20,615
                                                            ======   ======

Weighted average options and warrants for common stock           -    6,180
                                                            ------   ------

DILUTED WEIGHTED AVERAGE COMMON SHARES                      23,200   26,795
                                                            ======   ======

Potential weighted average common shares totaling 3.6 million and 3.3 million have been excluded from diluted weighted average common shares for the three and six months ended December 31, 1998, respectively, as their inclusion would be anti-dilutive.

4.   NON-RECURRING CHARGES

     Executive Management Additions and Acquisition of Plato Software
     ----------------------------------------------------------------
     Corporation
     -----------

In December 1998, the Company hired Ori Sasson as its Chief Executive Officer and elected him as a member of the Board of Directors of Genesys. In connection with the hiring of Mr. Sasson, the Company also completed the acquisition of Plato Software Corporation, a Delaware corporation ("Plato"), a company in which Mr. Sasson was a principal shareholder. The merger was completed pursuant to an Agreement and Plan of Reorganization ("Merger Agreement") dated as of December 9, 1998. As Plato did not have significant operations or revenue prior to the acquisition, the Company has treated the purchase as the acquisition of an asset.

Pursuant to the Merger Agreement, the Company issued 202,500 shares of its Common Stock in exchange for all outstanding shares of Plato Common Stock, and issued options to purchase 47,500 shares of Genesys Common Stock in exchange for all outstanding Plato Stock options. A total of 50,000 shares have been placed into an escrow subject to the satisfaction of all representations and warranties under the terms and conditions of the Merger Agreement. The Company recorded the fair value of net assets purchased from Plato, which consisted of certain technology to be incorporated into the Genesys products, totaling $382,000 as of December 31, 1998.

As the acquisition of Plato was consummated in connection with the election of Ori Sasson as Chief Executive Officer and a member of the Board of Directors of the Company, the Company recorded as expense the portion of the shares and options issued that represented compensation to Mr. Sasson and other Plato
employees.   Deferred compensation totaling $800,000 related to unvested options will be amortized over the remaining vesting period of the options of approximately 4 years. In addition, the Company recorded as expense its reimbursement to Mr. Sasson of the tax liabilities associated with this compensation. The total amount of compensation expense and related tax reimbursements associated with this transaction was approximately $12.4 million, and was reflected as part of a non-recurring charge in the Company's financial statements.

  Compensation to Former President and Chief Financial Officer
  ------------------------------------------------------------

  The Company recorded $3.1 million of non-recurring charges related to an employment and severance agreement dated December 11, 1998 with its former President and Chief Financial Officer.

4.  LITIGATION

In November 1998, GeoTel Communications Corporation ("GeoTel") and the Company settled the litigation between them concerning GeoTel's United States Patent No. 5,546,452 on terms which both companies believe not to be material to their financial results. Pursuant to the settlement, GeoTel will receive license fees from Genesys for ongoing revenues generated from certain products in exchange for a nonexclusive, irrevocable license to use the technology covered by GeoTel's 452 Patent or any related patent in all present and future Genesys products which incorporate such technology.


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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial
statements and interim financial reports.   It also establishes standards for
related disclosures about products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 for the year ended June 30, 1999. The Company believes the adoption of SFAS 131 will not have a material impact on its financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect the adoption of SFAS 133, required beginning the first fiscal quarter of 2000, to have a material effect on its consolidated financial statements.

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

EXECUTIVE MANAGEMENT ADDITIONS AND ACQUISITION OF PLATO SOFTWARE CORPORATION

In December 1998, the Company appointed Ori Sasson as its Chief Executive Officer and elected him as a member of the Board of Directors of Genesys. In connection with the hiring of Mr. Sasson, the Company also completed the acquisition of Plato Software Corporation, a Delaware corporation ("Plato"), a company in which Mr. Sasson was a principal shareholder. The merger was completed pursuant to an Agreement and Plan of Reorganization ("Merger Agreement") dated as of December 9, 1998. As Plato did not have significant operations or revenue prior to the acquisition, the Company has treated the purchase as the acquisition of an asset.

Pursuant to the Merger Agreement, the Company issued 202,500 shares of its Common Stock in exchange for all outstanding shares of Plato Common Stock, and issued options to purchase 47,500 shares of Genesys Common Stock in exchange for all outstanding Plato stock options. A total of 50,000 shares have been placed into an escrow subject to the satisfaction of all representations and warranties under the terms and conditions of the Merger Agreement. The Company recorded the fair value of net assets purchased from Plato, which consisted of certain technology to be incorporated into the Genesys products, totaling $382,000 as of December 31, 1998.

As the acquisition of Plato was consummated in connection with the election of Ori Sasson as Chief Executive Officer and a member of the Board of Directors of the Company, the Company recorded as expense the portion of the shares and options issued that represented compensation to Mr. Sasson and other Plato
employees.   Deferred compensation totaling $800,000 related to unvested options will be amortized over the remaining vesting period of the options of approximately 4 years. In addition, the Company recorded as expense its reimbursement to Mr. Sasson of the tax liabilities associated with this compensation. The total amount of compensation expense and related tax reimbursements associated with this transaction was approximately $12.4 million, and was reflected as part of a non-recurring charge in the Company's financial statements.


RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the years and periods indicated.


                                                        Three Months Ended                      Three Months Ended
                                                           December 31,                            December 31,
                                                          1998      1997                          1998      1997
                                                         ------    ------                        ------    ------
REVENUES:
   License                                                 80.8%     81.9%                         81.2%     81.8%
   Service                                                 19.2      18.1                          18.8      18.2
                                                          -----     -----                         -----     -----
        Total revenues                                    100.0     100.0                         100.0     100.0
                                                          -----     -----                         -----     -----
COST OF REVENUES:
   License                                                  3.6       4.4                           3.6       4.2
   Service                                                 14.0      11.6                          14.0      11.5
                                                          -----     -----                         -----     -----
        Total cost of revenues                             17.6      16.0                          17.6      15.7
                                                          -----     -----                         -----     -----

GROSS MARGIN                                               82.4      84.0                          82.4      84.3
                                                          -----     -----                         -----     -----

OPERATING EXPENSES:
   Research and development                                19.1      19.2                          18.9      19.0
   Sales and marketing                                     34.5      44.1                          35.1      43.5
   General and administrative                               7.8      10.5                           8.5      11.0
   Merger-related costs                                     0.0       4.7                           0.0       2.5
   Non-recurring charges                                   48.1       0.0                          25.3       0.0
                                                          -----     -----                         -----     -----
        Total operating expenses                          109.5      78.5                          87.8      76.0
                                                          -----     -----                         -----     -----

INCOME (LOSS) FROM OPEARATIONS                            -27.1       5.5                          -5.4       8.3

OTHER INCOME (EXPENSE), NET                                 1.2       2.1                           1.4       2.1

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           -25.9       7.6                          -4.0      10.3
PROVISION FOR INCOME TAXES                                  6.7       1.5                           6.9       3.1
                                                          -----     -----                         -----     -----

NET INCOME (LOSS)                                         -32.6%      6.0%                        -10.9%      7.2%
                                                          =====     =====                         =====     =====

Revenues

License. License revenues increased by 66% from $15.7 million in the three months ended December 31, 1997 to $26.0 million in the three months ended December 31, 1998. License revenues increased by 71.7% from $28.9 million in the first six months of fiscal 1998 to $49.7 million in the first six months of
fiscal 1999.   This increase resulted from the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

Service. Service revenues primarily comprise fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 78.2% from $3.5 million in the three months ended December 31, 1997 to $6.2 million in the three months ended December 31, 1998. Service revenues increased by 79.0% from $6.4 million in the first six months of fiscal 1998 to $11.5 million in the first six months of fiscal 1999. The Company's software license agreements often provide for maintenance, consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

Service revenues are largely dependent upon the extent to which product implementations are performed by internal professional services personnel versus third party organizations such as systems integrators. To the extent that the Company utilizes more internal resources to perform product implementations, service revenues could increase as a percentage of total revenues. Conversely, if the Company utilizes to a greater extent third-party organizations such as systems integrators to implement the Company's products, service revenues may
decrease as a percentage of total revenues.   Maintenance revenues as a
percentage of total revenues are expected to increase due to continued expansion of the Company's installed base. The Company does not believe that the historical growth rates of service revenues will be sustainable or are indicative of future results.

Cost of Revenues

License. Cost of license revenues includes the costs of product media, product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $1.2 million and $0.8 million in the three months ended December 31, 1998 and 1997, respectively, and $2.2 million and $1.5 million in the six months ended December 31, 1998 and 1997, respectively. The increase in absolute dollar amounts relates primarily to an increase in the volume of products shipped by the Company, and the resulting increase in documentation material costs and personnel necessary to assemble and ship the products. Also included in cost of license revenues is amortization of capitalized software costs amounting to approximately $132,000 and $37,000 for the three months ended December 31, 1998 and 1997, respectively, and $411,000 and $100,000 for the six months ended December 31, 1998 and 1997, respectively.

Service. Cost of service revenues are primarily comprised of employee-related costs incurred in providing consulting, post-contract support and training services. Cost of service revenues were $4.5 million and $2.3 million in the three months ended December 31, 1998 and 1997, respectively, and $8.6 million and $4.1 million in the six months ended December 31, 1998 and 1997, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

Operating Expenses

For the three months ended December 31, 1998 and 1997, the Company's operating expenses were $35.2 million and $15.0 million, or 109.5% and 78.5% of total revenues, respectively. For the six months ended December 31, 1998 and 1997, operating expenses were $53.7 million and $26.9 million, or 87.8% and 76.0% of total revenues, respectively.

Research and Development. Research and development expenses were $6.1 million and $3.7 million, or 19.1% and 19.2% of total revenues in the three months ended December 31, 1998 and 1997, respectively, and $11.5 million and $6.7 million, or 18.9% and 19.0% of total revenues in the six months ended December 31, 1998 and 1997, respectively. These expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $100,000 and $150,000 of software development costs incurred in the three months ended December 31, 1998 and 1997, respectively, and $500,000 and $450,000 in the six months ended December 31, 1998 and 1997, respectively, related to the development of its product suite.

Sales and Marketing. Sales and marketing expenses were $11.1 million and $8.4 million, representing 34.5% and 44.1% of total revenues in the three months ended December 31, 1998 and 1997, respectively, and $21.5 million and $15.4 million, or 35.1% and 43.5% of total revenues in the six months ended December 31, 1998 and 1997, respectively. These expenses increased in absolute dollars primarily due to the Company's continuing investment in building a direct sales force to support the increasing demand for its products, and the Company's investment in expanding its channel sales force in North America, Europe and the Asia Pacific. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company has recently hired several senior sales and marketing executives, including a Vice President of Worldwide Field Operations, a Vice President of North American Direct Sales, and a Vice President of North American Channel Sales. The Company expects to hire additional personnel in the near future, including a Vice President of Marketing. The Company expects an increase in expenses related to the hiring of these and other new personnel.
The Company expects to continue to expand its direct sales and marketing efforts, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

General and Administrative. General and administrative expenses were $2.5 million and $2.0 million, or 7.8% and 10.5% of total revenues in the three months ended December 31, 1998 and 1997, respectively, and $5.2 million and $3.9 million, or 8.5% and 11.0% of total revenues in the six months ended December 31, 1998 and 1997, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. In addition, the Company has incurred higher legal costs associated primarily with general corporate matters, trademark matters and patent filings. The Company plans to hire a new Chief Financial Officer in the near future. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization, and accordingly, it expects general and administrative expenses to continue to increase in absolute dollars. General and administrative expenses as a percentage of total revenues have decreased from 10.5% in the second quarter of fiscal 1998 to 7.8% in the second quarter of fiscal 1999, due principally to the significant investments made by the Company in 1998 relative to total revenues in anticipation of significant growth during fiscal 1998 and 1999. The Company expects to continue to increase general and administrative expenses in absolute dollars, but expects that these expenses as a percentage of total revenues will stabilize.

Merger Costs. The Company incurred $905,000 of merger costs in connection with the merger of Forte Advanced Management Software, Inc. during the three and six months ended December 31, 1997. The costs consisted primarily of legal and accounting fees.

Non-recurring Charges.   In connection with the hiring of Ori Sasson as the
Company's Chief Executive Officer, the Company recorded non-recurring charges totaling $11.6 million related to compensation and tax reimbursements paid or accrued to Mr. Sasson, and an additional $802,000 of compensation paid or accrued to certain employees of Plato. In addition, the Company recorded $3.1 million of non-recurring charges related to an employment and severance agreement dated December 11, 1998 with its former President and Chief Financial Officer.

Provision for Income Taxes

Excluding the effect of the non-recurring charges recorded during the quarter, the Company's effective tax rate for the three months ended December 31, 1998 was 35%, which the Company estimates will be the effective tax rate for the remainder of fiscal 1999. Due to permanent limitations on the deductibility for tax purposes of executive compensation, the Company did not record any tax benefit related to the non-recurring charges recorded during the quarter, which resulted in a tax provision of $2.2 million even though the Company incurred a pre-tax loss of $8.3 million. The Company's effective tax rate for the year ended June 30, 1998 was 34%.



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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's primary sources of liquidity included cash and cash equivalents of $42.5 million and short-term investments of $14.8 million.

The Company generated cash from operating activities of $12.6 million in the six months ended December 31, 1998 related primarily to an increase in net income, accrued liabilities and deferred revenues, which was offset in part by an increase in accounts receivable. The Company generated cash from operating activities of $6.6 million in the six months ended December 31, 1997 related primarily to an increase in net income and deferred revenues, offset in part by an increase in accounts receivable.

The Company generated cash from the net maturity of $2.2 million of short-term investments in the six months ended December 31, 1998. The Company used cash of $6.2 million for the purchase of property and equipment in the six months ended December 31, 1998. The Company used cash to purchase $23.8 million of short-term investments and $4.9 million of property and equipment in the six months ended December 31, 1997.

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

While the Company generally operates with limited backlog, from time to time it receives orders from customers that are for project development over an extended period of time. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size ranges from $200,000 to $400,000; however, several orders during the three months ended December 31, 1998 exceeded $500,000 each. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring customer acceptance of implementation, the Company does not recognize license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for the Company's software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if future revenue levels were below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

In November 1998, GeoTel Communications Corporation ("GeoTel") and the Company settled the litigation between them concerning GeoTel's United States Patent No. 5,546,452 on terms which both companies believe not to be material to their financial results. Pursuant to the settlement, GeoTel will receive license fees from Genesys for ongoing revenues generated from certain products in exchange for a nonexclusive, irrevocable license to use the technology covered by GeoTel's 452 Patent or any related patent in all present and future Genesys products which incorporate such technology.

ITEM 2.   Changes in Securities and Use of Proceeds

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

As of December 31, 1998, none of the net proceeds from the Offering have been used by the Company, and the net proceeds are held in cash or high-grade short-term investments. The Company's planned use of proceeds is as described in the registration statement.


ITEM 3.   Defaults Upon Senior Securities

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

ITEM 5.   Other Information

In December 1998, Ori Sasson was elected as Chief Executive Officer and appointed to the Board of Directors of the Company, filling the seat vacated by the resignation of James Jordan. Greg Shenkman, a Director and the former Chief Executive Officer of the Company, was appointed Chairman of the Board. Also in December 1998, the Company entered into a employment and separation agreement with Michael McCloskey, under which Mr. McCloskey would continue to provide services to the Company for up to a six-month period. In January 1999, the Company hired several new officers, including a Vice President of Worldwide Field Operations, a Vice President of Worldwide Professional Services, a Vice President of North American Direct Sales and a Vice President of North American Channel Sales. The Company expects to make other key management hires in the next several months, including a Vice President of Marketing and a Chief Financial Officer.

It will be critical to the Company's success that the new management team, as well future management hires, are successfully integrated into the Company's operations. The Company's ability to effectively implement its business strategy is highly dependent on the distributions of the members of its management team. There can be no assurance that the Company will be able to retain its existing management personnel, or be successful in filling additional positions in the next several months. The loss of any of member of the new management team or the failure to attract or retain other key management personnel, could have a material adverse effect of the Company's business, results of operations and financial condition.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number        Exhibit
          -------       -------

   3.1    Amended and Restated Bylaws
  10.1 Mutual Executive Separation and Independent Consulting Agreement by and between the Company and Gregory Shenkman, dated October 27, 1998
  10.2 Mutual Separation and Independent Consulting Agreement by and between the Company and John Metcalfe, dated September 11, 1998
  10.3 Employment Offer Letter by and between the Company and Ori Sasson, dated December 9, 1998
  10.4 Employment and Severance and Independent Consulting Agreement by and between the Company and Michael McCloskey, dated December 11, 1998
  27.1    Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENESYS TELECOMMUNICATIONS
                                    LABORATORIES, INC.

Date:  February 16, 1999        By: /s/ Michael J. Sheridan
                                    ----------------------------------
                                    Michael J. Sheridan
                                    Vice President, Finance