Form 10-Q
period 1999-03-31
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1999-05-17
CIK 1036436

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 1999

  OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from ___________ to ____________

                       Commission File Number 000-22605

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

                                (415) 437-1100
             (Registrant's telephone number, including area code)

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                Outstanding at
       Title of each class                                      March 31, 1999
       -------------------                                     -----------------
       Common Stock, no par value............................. 23,755,822 Shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                      FISCAL THIRD QUARTER 1999 FORM 10-Q

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements...........................................     1
         Management's Discussion and Analysis of Financial Condition and
 ITEM 2. Results of Operations..........................................     8
 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....    13

                           PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings..............................................    14
 ITEM 2. Changes in Securities and Use of Proceeds......................    14
 ITEM 3. Defaults Upon Senior Securities................................    14
 ITEM 4. Submission of Matters to a Vote of Security Holders............    14
 ITEM 5. Other Information..............................................    14
 ITEM 6. Exhibits and Reports on Form 8-K...............................    15
 SIGNATURES..............................................................   16

                                     PART I

                             FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
 ITEM 1. Financial Statements
         Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 1999 and
         June 30, 1998..................................................    2
         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended March 31, 1999 and 1998..................    3
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended March 31, 1999 and 1998...........................    4
         Notes to Condensed Consolidated Financial Statements...........    5

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            March 31,  June 30,
                                                              1999       1998
                                                           ----------- --------
                                                           (Unaudited)
                          ASSETS

Current assets:
  Cash and cash equivalents...............................  $ 40,671   $ 30,256
  Short-term investments..................................    19,485     16,985
  Accounts receivable, net................................    38,875     28,007
  Prepaid expenses and other..............................    11,245      8,314
                                                            --------   --------
    Total current assets..................................   110,276     83,562
Property and equipment, net...............................    16,954     14,675
Other assets..............................................     8,039      6,463
                                                            --------   --------
                                                            $135,269   $104,700
                                                            ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable............................................  $    --    $    243
  Current portion of long-term obligations................        35         33
  Accounts payable........................................     2,053      4,520
  Accrued payroll and related benefits....................    11,515      3,702
  Other accrued liabilities...............................    10,898      5,674
  Deferred revenues.......................................    19,603     16,805
                                                            --------   --------
    Total current liabilities.............................    44,104     30,977
                                                            --------   --------
Long-term obligations.....................................        76        102
                                                            --------   --------
Shareholders' equity:
  Common stock............................................    91,455     72,356
  Shareholder notes receivable............................       (90)      (440)
  Cumulative translation adjustment.......................      (492)      (188)
  Retained earnings.......................................       216      1,893
                                                            --------   --------
    Total shareholders' equity............................    91,089     73,621
                                                            --------   --------
                                                            $135,269   $104,700
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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                Quarter Ended    Nine Months
                                                  March 31,    Ended March 31,
                                               --------------- ----------------
                                                1999    1998    1999     1998
                                               ------- ------- -------  -------
                                                 (Unaudited)     (Unaudited)
Revenues:
  License..................................... $29,687 $18,263 $79,379  $47,206
  Service.....................................   6,219   4,473  17,753   10,918
                                               ------- ------- -------  -------
    Total revenues............................  35,906  22,736  97,132   58,124
                                               ------- ------- -------  -------
Cost of revenues:
  License.....................................   1,350     969   3,565    2,471
  Service.....................................   4,487   2,907  13,047    6,957
                                               ------- ------- -------  -------
    Total cost of revenues....................   5,837   3,876  16,612    9,428
                                               ------- ------- -------  -------
Gross margin..................................  30,069  18,860  80,520   48,696
                                               ------- ------- -------  -------
Operating expenses:
  Research and development....................   6,260   4,047  17,808   10,773
  Sales and marketing.........................  13,472   9,408  34,978   24,803
  General and administrative..................   2,881   2,194   8,094    6,075
  Merger costs................................     --      --      --       905
  Non-recurring charges.......................     --      --   15,488      --
                                               ------- ------- -------  -------
    Total operating expenses..................  22,613  15,649  76,368   42,556
                                               ------- ------- -------  -------
Income from operations........................   7,456   3,211   4,152    6,140
Interest and other income (expense), net......     184     436   1,068    1,165
                                               ------- ------- -------  -------
Income before provision for income taxes......   7,640   3,647   5,220    7,305
Provision for income taxes....................   2,674   1,276   6,898    2,386
                                               ------- ------- -------  -------
Net income (loss)............................. $ 4,966 $ 2,371 $(1,678) $ 4,919
                                               ======= ======= =======  =======
Basic net income (loss) per share............. $  0.21 $  0.11 $ (0.07) $  0.24
                                               ======= ======= =======  =======
Diluted net income (loss) per share........... $  0.19 $  0.09 $ (0.07) $  0.18
                                               ======= ======= =======  =======
Basic weighted average common shares..........  23,600  21,400  23,100   20,900
                                               ======= ======= =======  =======
Diluted weighted average common shares........  26,300  26,800  23,100   26,900
                                               ======= ======= =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              For the Nine
                                                              Months Ended
                                                                March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (Unaudited)
Cash flows from operating activities:
  Net income (loss)........................................ $ (1,678) $  4,919
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Deferred stock compensation expense....................      332       358
    Depreciation and amortization..........................    6,909     2,616
    Provision for doubtful accounts........................      200       678
    Non-cash portion of Non-recurring charges..............    8,676       --
  Changes in operating assets and liabilities:
    Accounts receivable....................................  (11,068)   (4,814)
    Prepaid expenses and other.............................   (2,931)   (1,827)
    Accounts payable.......................................   (2,467)     (124)
    Accrued payroll and related benefits...................    1,351     2,446
    Other accrued liabilities..............................   11,686       149
    Deferred revenues......................................    2,798     3,450
                                                            --------  --------
      Net cash provided by operating activities............   13,808     7,851
                                                            --------  --------
Cash flows from investing activities:
  Purchases of short-term investments......................  (29,558)  (23,611)
  Sales of short-term investments..........................   27,058       --
  Purchases of property and equipment......................   (7,528)   (7,015)
  (Increase) decrease in other assets......................   (3,157)   (1,258)
                                                            --------  --------
      Net cash used in investing activities................  (13,185)  (31,884)
                                                            --------  --------
Cash flows from financing activities:
  Repayments of note payable...............................      --       (241)
  Principal payments on capital lease obligations..........     (241)      (56)
  Repayments of long-term obligations......................      (26)     (818)
  Proceeds from sales of common stock......................   10,059     2,310
                                                            --------  --------
      Net cash provided by used in financing activities....    9,792     1,195
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   10,415   (22,838)
Cash and cash equivalents:
  Beginning of Period......................................   30,256    47,160
                                                            --------  --------
  End of Period............................................ $ 40,671  $ 24,322
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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying condensed consolidated financial statements have been prepared by Genesys Telecommunications Laboratories, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to limited operating history, potential fluctuations in quarterly operating results, lengthy sales cycle, lengthy implementation cycle, dependence on third party consultants, dependence on new products, rapid technological change, competition, product concentration, management of growth, dependence on third-party resellers, customer concentration, dependence on emerging CTI market, risks associated with international sales and operations, dependence on key personnel, government regulation of immigration, dependence on ability to integrate with third-party technology, product liability, protection of intellectual property, concentration of stock ownership, possible volatility of stock price, shares eligible for future sale, registration rights, effect of certain charter provisions, anti-takeover effects of provisions of the by-laws and uncertainty as to use of proceeds. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

2. CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3. NET INCOME (LOSS) PER SHARE

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which was adopted by the Company in the quarter ended December 31, 1997, and in accordance with this standard all prior periods presented have been restated to conform to its provisions. Under the new requirements for calculating earnings per share, the dilutive effect of potential common shares is excluded from basic net income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Potential common shares are excluded from the dilutive computation only if their effect is anti-dilutive. In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin 98, which included SEC requirements related to the adoption of SFAS 128. The Company applied these provisions to the calculation of basic and diluted weighted average shares outstanding for all periods presented in the accompanying statements of operations.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  Basic and Diluted Weighted Average Common and Potential Common Shares presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):

                                                Quarter Ended Nine Months Ended
                                                  March 31,       March 31,
                                                ------------- -----------------
                                                 1999   1998    1999     1998
                                                ------ ------ -------- --------
     BASIC WEIGHTED AVERAGE COMMON SHARES.....  23,500 21,400   23,100   20,900
                                                ====== ====== ======== ========
     Weighted average options and warrants for
      common stock............................   2,800  5,400      --     6,000
                                                ------ ------ -------- --------
     DILUTED WEIGHTED AVERAGE COMMON SHARES...  26,300 26,800   23,100   26,900
                                                ====== ====== ======== ========

  Potential weighted average common shares totaling approximately 3.2 million have been excluded from diluted weighted average common shares for the nine months ended March 31, 1999, as their inclusion would be anti-dilutive.

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

  As the acquisition of Plato was consummated in connection with the election of Ori Sasson as Chief Executive Officer and a member of the Board of Directors of the Company, in December 1998 the Company recorded as expense the portion of the shares and options issued that represented compensation to Mr. Sasson and other Plato employees. Deferred compensation totaling $800,000 related to unvested options will be amortized over the remaining vesting period of the options of approximately 4 years. In addition, the Company recorded as expense its reimbursement to Mr. Sasson of the tax liabilities associated with this compensation. The total amount of compensation expense and related tax reimbursements associated with this transaction was approximately $12.4 million, and was reflected as part of the non-recurring charge in the Company's financial statements.

 Compensation to Former President and Chief Financial Officer

  The Company recorded $3.1 million of non-recurring charges in the quarter ended December 31, 1998 related to an employment and severance agreement dated December 11, 1998 with its former President and Chief Financial Officer.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

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

5. RECENTLY ISSUED ACCOUNTING STANDARDS

  In October 1998, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which was adopted by the Company in its first fiscal quarter of 1999. SOP 97-2 clarifies and amends certain provisions of Statement of Position 91-1, "Software Revenue Recognition". The adoption of the provisions of SOP 97-2 did not have a material impact on the Company's financial position or results of operations.

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

                                                       Three
                                                      Months      Nine Months
                                                       Ended         Ended
                                                     March 31,     March 31,
                                                    ------------  -------------
                                                    1999   1998   1999    1998
                                                    -----  -----  -----   -----
Revenues:
License............................................  82.7%  80.3%  81.7%   81.2%
Service............................................  17.3   19.7   18.3    18.8
                                                    -----  -----  -----   -----
  Total revenues................................... 100.0  100.0  100.0   100.0
                                                    -----  -----  -----   -----
Cost of revenues:
License............................................   3.8    4.2    3.7     4.3
Service............................................  12.5   12.8   13.4    12.0
                                                    -----  -----  -----   -----
  Total cost of revenues...........................  16.3   17.0   17.1    16.2
                                                    -----  -----  -----   -----
Gross margin.......................................  83.7   83.0   82.9    83.8
                                                    -----  -----  -----   -----
Operating expenses:
Research and development...........................  17.4   17.8   18.4    18.5
Sales and marketing................................  37.5   41.4   36.0    42.7
General and administrative.........................   8.0    9.6    8.3    10.5
Merger-related costs...............................   0.0    0.0    0.0     1.6
Non-recurring charges..............................   0.0    0.0   15.9     0.0
                                                    -----  -----  -----   -----
  Total operating expenses.........................  62.9   68.8   78.6    73.2
                                                    -----  -----  -----   -----
Income from operations.............................  20.8   14.1    4.3    10.6
Interest and other income (expense), net...........   0.5    1.9    1.1     2.0
Income before provision for income taxes...........  21.3   16.0    5.4    12.6
Provision for income taxes.........................   7.4    5.6    7.1     4.1
                                                    -----  -----  -----   -----
Net income (loss)..................................  13.8%  10.4%  (1.7)%   8.5%
                                                    =====  =====  =====   =====

Revenues

  License. License revenues increased by 62.6% from $18.3 million in the three months ended March 31, 1998 to $29.7 million in the three months ended March 31, 1999. License revenues increased by 68.2% from $47.2 million in the first nine months of fiscal 1998 to $79.4 million in the first nine months of fiscal 1999. This increase resulted from the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

  Service. Service revenues primarily comprise fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 39.0% from $4.5 million in the three months ended March 31, 1998 to $6.2 million in the three months ended March 31, 1999. Service revenues increased by 62.6% from $10.9 million in the first nine months of fiscal 1998 to $17.8 million in the first nine months of fiscal 1999. The Company's software license agreements often provide for maintenance, consulting and training. Accordingly, increases in licensing activity and the Company's installed base of products have resulted in increases in revenues from services related to maintenance, consulting and training.

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

Cost of Revenues

  License. Cost of license revenues includes the costs of product media, product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $1.4 million and $1.0 million in the three months ended March 31, 1999 and 1998, respectively, and $3.6 million and $2.5 million in the nine months ended March 31, 1999 and 1998, respectively. The increase in absolute dollar amounts relates primarily to an increase in the volume of products shipped by the Company, and the resulting increase in documentation material costs and personnel necessary to assemble and ship the products. Also included in cost of license revenues is amortization of capitalized software costs amounting to approximately $235,000 and $75,000 for the three months ended March 31, 1999 and 1998, respectively, and $646,000 and $175,000 for the nine months ended March 31, 1999 and 1998, respectively.

  Service. Cost of service revenues are primarily comprised of employee-related costs incurred in providing consulting, post-contract support and training services. Cost of service revenues were $4.5 million and $2.9 million in the three months ended March 31, 1999 and 1998, respectively, and $13.0 million and $7.0 million in the nine months ended March 31, 1999 and 1998, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

Operating Expenses

  For the three months ended March 31, 1999 and 1998, the Company's operating expenses were $22.6 million and $15.6 million, or 63.0% and 68.8% of total revenues, respectively. For the nine months ended March 31, 1999 and 1998, operating expenses were $76.4 million and $42.6 million, or 78.6% and 73.2% of total revenues, respectively.

  Research and Development. Research and development expenses were $6.3 million and $4.0 million, or 17.4% and 17.8% of total revenues in the three months ended March 31, 1999 and 1998, respectively, and $17.8 million and $10.8 million, or 18.3% and 18.5% of total revenues in the nine months ended March 31, 1999 and 1998, respectively. These expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

  Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $1.4 million and $800,000 of software development costs incurred in the three months ended March 31, 1999 and 1998, respectively, and $1.9 million and $1.3 million in the nine months ended March 31, 1999 and 1998, respectively, related to the development of its product suite.

  Sales and Marketing. Sales and marketing expenses were $13.5 million and $9.4 million, representing 37.5% and 41.4% of total revenues in the three months ended March 31, 1999 and 1998, respectively, and $35.0 million and $24.8 million, or 36.0% and 42.7% of total revenues in the nine months ended March 31, 1999 and 1998, respectively. These expenses increased in absolute dollars primarily due to the Company's continuing investment in building a direct sales force to support the increasing demand for its products, and the

Company's investment in expanding its channel sales force in North America, Europe and the Asia Pacific. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company has recently hired several senior sales and marketing executives, including a Vice President of Worldwide Field Operations, a Vice President of North American Direct Sales, a Vice President of EMEA, a Vice President of Asia Pacific and a Vice President of North American Channel Sales. The Company expects to hire additional personnel in the near future, including a Vice President of Marketing. The Company expects an increase in expenses related to the hiring of these and other new personnel. The Company expects to continue to expand its direct sales and marketing efforts, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

  General and Administrative. General and administrative expenses were $2.9 million and $2.2 million, or 8.0% and 9.6% of total revenues in the three months ended March 31, 1999 and 1998, respectively, and $8.1 million and $6.1 million, or 8.3% and 10.5% of total revenues in the nine months ended March 31, 1999 and 1998, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. In addition, the Company has incurred higher legal costs associated primarily with general corporate matters, trademark matters and patent filings. The Company hired a new Chief Financial Officer in April 1999. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization, and accordingly, it expects general and administrative expenses to continue to increase in absolute dollars. General and administrative expenses as a percentage of total revenues have decreased from 9.6% in the third quarter of fiscal 1998 to 8.0% in the third quarter of fiscal 1999, due principally to the significant investments made by the Company in 1998 relative to total revenues in anticipation of significant growth during fiscal 1998 and 1999. The Company expects to continue to increase general and administrative expenses in absolute dollars, but expects that these expenses as a percentage of total revenues will stabilize.

  Merger Costs. The Company incurred $905,000 of merger costs in connection with the merger of Forte Advanced Management Software, Inc. during the three and nine months ended March 31, 1998. The costs consisted primarily of legal and accounting fees.

  Non-recurring Charges. In connection with the hiring of Ori Sasson as the Company's Chief Executive Officer, in the nine months ended March 31, 1999 the Company recorded non-recurring charges totaling $11.6 million related to compensation and tax reimbursements paid or accrued to Mr. Sasson, and an additional $802,000 of compensation paid or accrued to certain employees of Plato. In addition, the Company recorded $3.1 million of non-recurring charges related to an employment and severance agreement dated December 11, 1998 with its former President and Chief Financial Officer.

Provision for Income Taxes

  Excluding the effect of the non-recurring charges, the Company's effective tax rate for the three and nine months ended March 31, 1999 was 35%, which the Company estimates will be the effective tax rate for the fourth quarter of fiscal 1999. Due to permanent limitations on the deductibility for tax purposes of executive compensation, the Company did not record any tax benefit related to the non-recurring charges recorded during the quarter. The Company's effective tax rate for the year ended June 30, 1998 was 34%.

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

Liquidity and Capital Resources

  As of March 31, 1999, the Company's primary sources of liquidity included cash and cash equivalents of $40.7 million and short-term investments of $19.5 million.

  The Company generated cash from operating activities of $13.8 million in the nine months ended March 31, 1999 related primarily to an increase in accrued liabilities and deferred revenues, which was offset in part by an increase in accounts receivable and prepaid expenses. The Company generated cash from operating activities of $7.9 million in the nine months ended March 31, 1998 related primarily to an increase in net income and deferred revenues, offset in part by an increase in accounts receivable.

  The Company used cash for the net purchase of $2.5 million of short-term investments in the nine months ended March 31, 1999. The Company used cash of $7.5 million for the purchase of property and equipment in the nine months ended March 31, 1999. The Company used cash to purchase $23.6 million of short-term investments and $7.0 million of property and equipment in the nine months ended March 31, 1998.

  The Company generated cash of $10.1 million and $2.3 million from the sale of common stock, primarily from the exercise of stock options, in the nine months ended March 31, 1999 and 1998, respectively.

  The Company has established subsidiaries in foreign countries, including the United Kingdom, France, Germany, Sweden, South Africa, Canada, Russia, Japan, Singapore, South Korea and Australia, which function primarily as sales offices in those locations. The Company expects to establish offices in other foreign countries as it continues to expand its international operations. The capital expenditures necessary to establish a foreign office are not significant, and, accordingly, the Company does not expect that the establishment of these subsidiaries will have a material adverse effect on its liquidity and capital resources.

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

  While the Company generally operates with limited backlog, from time to time it receives orders from customers that are for project development over an extended period of time. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size ranges from $200,000 to $400,000; however, several orders during the three months ended March 31, 1999 exceeded $500,000 each. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring customer acceptance of implementation, the Company does not recognize license revenues upon shipment. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for the Company's software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if future revenue levels were below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

  On June 16, 1997, the Company's registration statement on Form S-1 (SEC File No. 333-24479) was declared effective. The registration statement registered for offer and sale 2,500,000 (2,875,000 shares including over-allotments) of the Company's Common Stock, no par value, for an aggregate price of $45 million ($51.75 million including over-allotments) (the "Offering"). Pursuant to the Offering, which was completed in June 1998, the Company sold 2,375,000 shares, including over-allotments, of Common Stock and certain shareholders of the Company sold 500,000 shares of Common Stock. The shares in the Offering were sold in a firm commitment underwriting that was co-managed by Goldman Sachs & Company, Lehman Brothers and Robertson, Stephens & Company (now known as BancBoston Robertson Stephens). The amount of underwriting expenses incurred by the Company in connection with the Offering were approximately $1,990,500, resulting in net proceeds to the Company in the amount of $37,137,000.

  As of March 31, 1999, none of the net proceeds from the Offering have been used by the Company, and the net proceeds are held in cash or high-grade short-term investments. The Company's planned use of proceeds is as described in the registration statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. OTHER INFORMATION

  Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
 Number  Exhibit
 ------- -------
  27.1   Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GENESYS TELECOMMUNICATIONS
                                           LABORATORIES, INC.

                                                /s/ Christopher Brennan
                                          By: _________________________________
                                                    Christopher Brennan
                                                  Chief Financial Officer

Date: May 17, 1999