Form 10-K
period 1999-06-30
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1999-09-28
CIK 1036436

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

                        Commission file number: 0-22605

                                ---------------

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

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class              Name of Exchange on which registered
         -------------------              ------------------------------------
                 None                                     None


          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock (no par value)

                                 -------------
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

      Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of voting stock held by non-affiliates of the Registrant, as of September 24, 1999 was approximately $773 million (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System for that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On September 24, 1999 approximately 25,374,145 shares of the Registrant's Common Stock were outstanding.

      Documents Incorporated by Reference:

      Portions of the Proxy Statement for Registrant's Annual Meeting of Stockholders, which will be filed on or about October 19, 1999, are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------

                                     PART I

      Certain statements contained in this report on Form 10-K including, without limitation, statements containing the words "believes,"
"anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1 under the heading "Risk Factors." Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.


Item 1.   Business

      Genesys Telecommunications Laboratories, Inc ("Genesys" or the
"Company") is a leading provider of enterprise-wide interaction management solutions for both traditional brick and mortar organizations and e-Businesses. The Company's products are designed to allow an organization to optimally manage its customer interactions and employee communications to increase productivity, lower costs and achieve greater customer satisfaction and loyalty. The company believes that successful, long term customer relationships are the result of managing and optimizing the individual interactions that transpire between an organization and its customers. To accomplish this, Genesys' software solutions, rooted in computer telephony integration technology, extend the capabilities of an organization's internet, computer, telecommunications and database systems, bringing together what were once disparate technologies. The Company anticipates that as customer interactions are increasingly viewed as strategic to an organization's mission, contact center capabilities will be extended beyond traditional agent, site and switch boundaries, transforming the entire enterprise into a customer interaction center.

      The Genesys Suite is made up of two integrated elements: an open, scalable, standards-based framework, and a broad integrated suite of applications, which enable Internet and telephony-based interactions, enterprise routing, network routing, outbound dialing and workforce management capabilities. With the ability to integrate multiple communications media, the Genesys Suite supports customer interactions via e-mail, the Internet and traditional voice thereby enabling consistent customer contact regardless of the communications channel. The open, standards-based nature of the Company's framework product allows an organization to leverage its investments in its existing telecommunications and computing infrastructure, software applications and employee training. The Company's products support the integration of internally developed or commercially available business applications, such as help desk or sales force automation. In order to assist customers in realizing the maximum benefit from its solutions, the Company augments its software products with a range of professional service offerings, including implementation, training and support services. To date, the Company has licensed its products to approximately 650 end-users worldwide.


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

      Organizations today communicate, both internally and externally, through a variety of media, including voice, e-mail and the Internet. Traditionally, each of these media and their associated databases and information retrieval systems has been developed as a point solution and treated as an independent environment. This has limited productivity, increased costs and restricted the ability of organizations to improve customer satisfaction and loyalty. Recognizing the limitations of these "silos" and the inherent value of their information assets to enhance customer interactions, organizations are seeking a flexible means to integrate communications media and computing platforms in order to optimize flows of information to the call/contact center, and across the enterprise. It has now become a requirement that organizations blend media to more optimally manage their global customer management strategies. To be most effective, organizations need to make information available at any time it is needed, anywhere it may be located and in any way that it may be requested.

      A number of general business trends are also contributing to the increasing importance of integrating communications media and computing platforms. They include:

      . The increasingly global nature of business operations, which has significantly complicated the task of managing information and providing expertise in a real-time, cost-effective manner.

      . The proliferation of distributed computing environments, which has resulted in the broader dissemination of information--particularly through enterprise software applications that address key business functions such as customer service, finance, human resources, sales and marketing and supply chain management--and increased the complexity of accessing this information.

      . The deregulation of major industries, specifically telecommunications, banking, health care and utilities, which has resulted in increased competition, new business opportunities, and a drive to deliver new and enhanced services as a means of competitive differentiation.

      . The increase in merger/acquisition and partnering activity, which has forced organizations to integrate complex, disparate telecommunications and computing systems, while maintaining high-quality customer service without disrupting or delaying access to critical business information.

      . The convergence of traditional (brick and mortar) and new (e-Business) business models, whereby established brick and mortar companies are recognizing the need to interact with customers via the Internet and e-Businesses are recognizing the need to add voice capabilities.

      Organizations have confronted a variety of complex business and technological issues associated with intelligently accessing customer information in a real-time, automated and cost-effective manner. The initial response to these issues was the establishment of formal voice-based call centers, where hundreds of customer service representatives occupy a dedicated facility with systems designed specifically to address high levels of customer inquiry. Typically, these call centers have been automated at the hardware level (i.e., the telephone switch) through automated call distribution ("ACD") and interactive voice response ("IVR") systems. In the face of competitive pressures, the stand-alone nature of these systems is becoming increasingly burdensome to organizations. The appropriate person to handle certain customer interactions or employee inquiries may no longer be a call center representative with limited, generic training, but might instead be a more experienced or specialized employee either in the call center or located elsewhere within the enterprise. Providing intelligent access to these employees and furnishing them with pertinent information at the time of the customer inquiry requires a level of sophistication and flexibility beyond the reach of traditional ACD, IVR and call center solutions.

      Shortcomings in the traditional method that organizations have managed customer interactions and employee communications, in combination with the general business trends noted above, have created what the Company believes to be a significant market opportunity for computer telephony and sophisticated interaction management solutions with the following characteristics:

      . a high-performance, scaleable and flexible platform that can readily integrate with existing computer architectures and business applications, thereby preserving an organization's investment in its infrastructure and applications;

      . a suite of comprehensive integrated business applications that address a wide variety of customer needs;

      . intelligent, real-time integration of and access to information matched to customer and employee needs across different media channels and throughout the organization; and

      . a consistent level of functionality based on the underlying infrastructure.

      The Company believes that solutions with these characteristics will allow most organizations to increase productivity, lower costs and achieve greater customer satisfaction and loyalty, as well as enable organizations to develop and offer new or enhanced revenue-generating services.

The Genesys Solution

      Genesys believes that its solutions offer an innovative approach to computer telephony and interaction management that addresses many of the limitations inherent in traditional call centers. The Company's solutions provide the following features and benefits:

Open, Scaleable and Media-Independent Platform

      The Company's open platform intelligently manages the convergence of disparate telecommunications media and heterogeneous computing environments. The Company's platform is designed to scale with increases in the volume of customer inquiries and growth in the number of customer service representatives and geographic locations. The Company's platform readily integrates with a broad range of proprietary telephone switching platforms, IVRs and major computing platforms, operating systems and databases. With the ability to integrate multiple communications media, the Company's platform supports customer interactions via e-mail and the Internet, as well as traditional voice calls. In addition, the Genesys platform is designed to integrate with products developed by third parties and customers' internal development teams. The Genesys platform also supports many software development and network communications standards. This open systems approach is designed to enable an organization to leverage its investments in its existing infrastructure, software applications and employee training.

Broad Portfolio of Interaction Management Solutions

      Genesys offers a broad array of integrated business applications that provide a wide range of interaction management capabilities for both traditional (brick and mortar) organizations and new e-Businesses. These applications include network and enterprise call routing, Internet-based interaction management, workforce management, outbound/blended dialing, and real-time and historical reporting. These applications are designed to integrate with an organization's existing telecommunications and computing infrastructure. Genesys also offers a sophisticated computer telephony integration ("CTI") development environment to enable an organization to develop its own applications and integrate applications from other vendors into the Genesys framework.

Enhanced Customer Interactions

The Company's solutions enable an organization to improve its interactions with its customers, resulting in increased customer satisfaction and loyalty. For example, the Genesys enterprise routing solution may be utilized for the real-time analysis of critical information, including a customer's account profile, financial position and the nature of past interactions, in order to direct incoming interactions to the representative with the skills, attributes and experience necessary to best address the customer's needs. In addition, the Company's products extend the boundaries of the call center to enable a customer inquiry to be routed to more specialized personnel located throughout the organization, regardless of their location. This becomes more important as knowledge worker personnel are expected to become a larger portion of the overall market.

Increased Efficiency and Productivity

      Genesys' products are designed to enable organizations to improve the efficiency of customer interactions, as well as optimize the distribution of information across the enterprise. The Company's products are designed to automate the interaction routing function to minimize agents' idle time and more fully leverage their skill sets. The real-time availability of relevant customer information enables agents to process calls more quickly and efficiently, resulting in significant cost savings through greater agent productivity and decreased toll charges. Making sure that an interaction is presented to the most qualified, available agent results in improved agent morale, reduced turnover and more focused, cost-effective training. An extensive suite of reporting tools enables managers to monitor and analyze the nature of inbound calls and the effectiveness of outbound campaigns in real-time and on a historical basis. In addition, by providing agents with increased access to pertinent information and improving the overall efficiency of customer interactions, the Company creates an environment conducive to cross-selling and other revenue-generating activities.

Improved Time to Benefit

      The Company's platform and applications software are designed to provide customers with comprehensive interaction management solutions that can be quickly deployed. Additionally, customers have the flexibility to add new applications, whether developed internally, by Genesys or by third parties, as market requirements change. The rapid deployment and flexibility of the Company's software allow customers to more quickly benefit from the efficiency and productivity gains that the software delivers.


The Genesys Strategy

      Genesys seeks to be the leading provider worldwide of customer interaction management and computer telephony software solutions. The Company's strategy includes the following key elements:

      Establish the Genesys Framework as an Open Market Standard

      The Company's objective is to establish its framework as an open market, de facto standard for CTI. To achieve this goal, the Company's products are designed to interoperate across most major telecommunications and computing platforms, allowing organizations to leverage most of their existing infrastructure investments. In addition, Genesys focuses on licensing its products to industry leaders in targeted strategic markets to extend the Company's market penetration. The Company has developed, and will continue to develop, strategic relationships with major telecommunications equipment and computer hardware vendors, systems integrators, value added resellers, software vendors and network service providers.

      Provide Industry-Leading, Technologically Advanced Products

      The Company offers a broad array of products that provide comprehensive computer telephony-based customer interaction management solutions. Genesys has developed an industry-leading platform and suite of highly integrated applications and continues to invest significant resources to enhance the Company's products and to incorporate new technologies and standards. Recognizing that customers will want to interact with organizations through a variety of media (voice, web, e-mail, etc.), Genesys continues to strengthen its position by offering multiple media solutions. In addition, Genesys offers a sophisticated CTI development environment to enable an organization to develop its own applications and integrate third-party applications into the Genesys framework.

      Target Strategic Markets

      The Company targets organizations with a strong need to manage external and/or internal communications, a heavy transaction orientation or significant requirements for managing customer information and providing customer service. The Company also focuses on specific industries undergoing structural changes, such as experiencing deregulation or significant mergers and acquisitions activity. Examples include the telecommunications and financial services, where deregulation has substantially increased the competitive pressures to provide new or enhanced products and service offerings. In addition, mergers and acquisitions have created the need to integrate heterogeneous communications and computing environments without any disruption to customer service or employee communication.

      The Company initially targeted formal call/contact centers as important entry points for its products. Formal call centers derive particularly strong benefits from the integration of the communications and computing environments, in particular, the ability to offer more personalized service, increased productivity and enhanced revenue opportunities. As this market evolves, the Company believes it will be able to leverage its market presence to offer a range of solutions for the informal call center and knowledge worker environments.

      As the e-Business marketplace matures and increased attention is placed on customer retention, the Company anticipates an increasing need for integrated Internet, web and voice interaction management solutions. The Company is well positioned to meet the needs of traditional organizations wanting to add Internet interaction management capabilities and the needs of e-Business wanting a fully integrated version Internet/voice-based solution.

      Develop And Leverage Strategic Business Relationships

      The sale, installation and implementation of advanced CTI and interaction management solutions requires significant expenditures of time and resources. In order to supplement the Company's direct sales organization and rapidly take advantage of the significant market opportunities, Genesys has focused on developing strategic third-party relationships with network service providers ("NSPs"), telecommunications equipment and computer hardware vendors, systems integrators ("SIS"), value added resellers ("VARs"), and independent software vendors ("ISVs"). These relationships enable Genesys to leverage the technical expertise of its partners and to access additional sales and marketing channels, while enhancing its efforts to establish the Genesys platform as an open market standard.

      Enable Managed Services

      The Company believes that it can make its products available to a broader customer base than would otherwise be possible by working with carriers, internet service providers and application service providers ("ASPs") to offer call/contact center capabilities as a managed service offering. Genesys product functionality would be available to the service provider's clientele via their network or the world wide web. For end users it means enjoying the benefits of Genesys' products without making an up front capital investment and being able to economically extend call center capabilities to small or branch offices and knowledge workers, groups that have generally been denied access to advanced computer telephony solutions.


Software Architecture

      The Genesys architecture consists of a CTI/multimedia framework and a suite of integrated applications that are open, scaleable and standards-based. Whereas traditional telecommunications applications are often embedded within hardware, such as ACDs and IVRs, the Genesys architecture supports a complete software-based interaction management solution that interoperates across most major telecommunications, internet and computing platforms. As a result, the Genesys architecture provides robust scalability, from small call centers to globally dispersed, multi-site enterprises, and can be readily adapted to support most organization's existing infrastructure. The Company's solutions are designed to scale with an increase in the size of the organization, and to quickly accommodate changes in the level or nature of customer interactions and employee communications.

      The Genesys architecture consists of four layers. Three layers--Media Control Services, Common Application Services and Management Applications-- comprise the Genesys framework. The Media Control Services layer contains the interfaces to various telecommunications equipment and computing hardware, such as PBXs, ACDs, IVRs, outbound dialers, SS7 gateways and Internet and video servers. The Common Application Services layer contains a rich set of services that are used to create powerful Interaction Management client/server applications, whether by the Company, third parties or an organization's own information technology departments. The Management Applications layer contains all the facilities required to install, configure, maintain and secure the Company's solutions.

      The fourth layer--Real-Time Business Applications sits on top of the Genesys framework and includes inbound, outbound, reporting, work force management, network routing and internet contact center applications.


Genesys Suite of Interaction Management Solutions

      The Genesys Suite consists of two integrated elements -- an open, scalable, standards-based framework and a broad portfolio of interaction management solutions -- which enable organizations to manage customer interactions and employee communications to increase productivity, lower costs and achieve greater customer satisfaction. The Company's typical order size ranges from $200,000 to $400,000.

      In the second half of fiscal 1999, Genesys introduced to the market place its integrated Internet Suite and workforce management solutions extending the product line to meet new and existing challenges within the enterprise. These new products are described below.


Framework

      Genesys T-Server Framework.   The Genesys framework is based upon T-Server
Framework, the Company's platform product, which provides an open, scalable base for interaction management solutions. T-Server Framework integrates diverse telephony systems, enterprise databases, agent desktop applications, call center applications and multiple communications media (e.g. e-mail, Web-based interactions, fax, etc.) into a unified customer interaction foundation. It is compatible with most major PBXs, IVRs and ACDs and most major computing platforms, operating systems and databases. T-Server Framework is designed to scale with increases in the volume of customer inquiries, growth in the number of customer service representatives and expansion to multiple sites in multiple geographies. Additional features include the ability to transfer voice and data across sites regardless of the switch type and the immediate presentation of customer data on the agent's screen (known as a "screen pop"). Other features include a dynamic call center configuration management feature which provides a single point of configuration for the entire call center in real time, and the inclusion of a Desktop Toolkit feature, which enables integration of desktop applications on top of the Genesys platform.

Solutions Offerings

Genesys' Internet Contact Center Solution: The Genesys Internet contact center solution provides a means to handle both Internet-based and voice interactions to create a consistent customer interface irregardless of the media channel chosen by the customers. The solution routes incoming interactions through a "universal queue," which treats all media interactions moving through the contact center as manageable "events," so that the various media gateways - ACDs, IVRs, and media servers for e-mail, chat and VOIP -- interface and speak a common language. The Genesys Internet contact center solution supports the following Internet-based customer communication channels:

  Genesys E-Mail allows contact center agents to respond to customer e-mail
  --------------
  inquiries with the same personalized care as traditional voice interactions. Genesys E-mail can automatically respond and/or suggest responses to incoming e-mail based on business rules defined by contact center managers.

  Genesys Chat enables real-time text communication through a Web browser. Web
  ------------
  users can enter questions or comments into their browsers and view responses from an agent in real time.

  Genesys Web Call Back makes it possible for customers visiting a company's Web
  ---------------------
  site to request a telephone call back from a contact center agent either immediately or at a more convenient time.

  Genesys Web Call Through (voice over IP) allows Web users to speak to customer
  ------------------------
  representatives via their computer, using standard Internet phone software.

  Genesys Web Collaboration allows contact center agents and customers to
  -------------------------
  automatically synchronize Internet browsers and simultaneously surf the Internet. Agents can assist customers in learning how to find solutions or use features on the Internet site.

      Genesys' Network Routing Solutions. The Genesys network routing solution enables customer or employee inquiries to be routed from the carrier's network to a company's multiple call center sites. The Genesys solution allows contact center managers to manage agents located at geographically dispersed sites as if they were in one virtual contact center. When an interaction arrives at the carrier's network, Genesys' network routing solution applies basic customer-defined criteria to identify, segment, and route the interaction. Routing criteria are unique for each business and can be based upon real-time statistics, customer-stored data, or customer-defined business rules and situations. Calls are routed dynamically to balance the load of calls across multiple sites. The network routing solution achieves this load balancing by continuously tracking real-time statistics, such as length of queues, call volumes, availability of agent skill sets, etc., throughout the virtual call center in order to match an incoming call with the best resource for that specific moment in time. Balancing interaction volume across multiple sites smoothes out the peaks and valleys at individual contact center sites, reducing customer "on hold" times, along with the associated telecommunications costs.

      Genesys' Enterprise Routing Solution. The Genesys enterprise routing solution is an intelligent, data driven routing application. Using an enterprise's business rules and objectives, the solution can route and transfer inbound voice calls, e-mails, Web-based interactions and other forms of communications based on a wide variety of criteria and conditions, (i) including: call information such as caller ID, automatic number identification
(ANI), dialed number identification service (DNIS), caller-entered digits (CED) or IVR data; (ii) customer information from enterprise databases, enterprise resource planning applications, and customer interaction software; agent or group skill sets and skill levels; (iii) telephony statistics for agents, groups, routing points, or queues; (iv) particular conditions, dates or times; and (v) pre-defined service level objectives for different categories of callers; and pre-defined disaster recovery scenarios. The Genesys solution includes a graphical Strategy Builder that allows call centers to design customized routing strategies. The Strategy Builder features a drag-and-drop interface, compiler and debugger that tests and simulates strategies before loading, flexible scheduling for strategy loading, and the ability to redesign and load new strategies during real-time call center operations.

      Genesys' Workforce Management Solution: Genesys' workforce management solution allows contact center managers to analyze historical customer interaction statistics, accurately forecast customer service demands, and create appropriate staffing schedules to optimize the desired quality of service in the
contact center.   Traditional solutions are stand alone and only focused on
voice interactions. The Genesys workforce management solution is integrated to the Genesys framework and leverages the configuration of staffing and skills being used to manage the Interaction environment, but more importantly, a multi-switch, -call center, - media environment of today's complex enterprise. This new solution offers advanced capabilities to improve customer service and minimize payroll and telecommunications expenses. The Genesys workforce management solution also tracks adherence to staffing schedules and forecasted customer contact volumes in real time, giving contact center managers flexibility to make immediate, intra-day scheduling adjustments should customer contact volumes suddenly fluctuate.

      Genesys' Outbound Dialing Solution.   Genesys' outbound dialing solution
is an advanced, predictive dialing application that manages outbound campaigns and blends inbound and outbound calling. The solution allows contact center managers to design flexible, cost-effective outbound campaigns that increase sales, improve customer interactions and reduce costs. For blended campaigns, the Genesys solution is able to regulate the volume of outbound calls based on traffic to inbound services in order to optimize agent productivity and streamline staffing. Other features include: call-result detection, which enables customers to undertake large-scale, high-volume outbound call campaigns while minimizing agent downtime between calls; automated call-back management, which initiates outbound calls in response to customer requests generated by the Internet, IVR, ANI/DNIS, or even abandoned calls; an Outbound Scripting option that guides agents through pre-determined sales dialog; and displays of agent and campaign performance statistics in real time to help supervisors evaluate campaign success.

      Genesys' Historical Reporting Solution.   Genesys historical reporting
solution tracks and stores data related to call center activity. It creates a historical record for each call, tracing its path from the moment the call enters the call center, through transfers and conferencing, to the call's final termination. In addition to voice calls, the Genesys solution tracks e-mail and Web-based interactions, providing a comprehensive analysis of customer interactions. The solution integrates with major databases such as Oracle, Sybase, Informix, DB2, and Microsoft SQL Server. Managers can produce standard reports or create customized reports using a Genesys tool or any third-party reporting tool. Additional features include: the ability to analyze the entire call center operation across multiple platforms and sites, and accessibility from virtually any desktop with Netscape Navigator or Microsoft Internet Explorer.

      Genesys' Real-Time Reporting Solution.   Designed to give call center
managers a measure of contact center effectiveness and efficiency, Genesys' real-time reporting solution monitors real-time activities across the contact center and provides a graphical display of these activities by agent, group or queue. The solution provides a unified, real-time view of a company's call centers across multiple sites, PBXs, platforms, and databases. The real-time reporting solution offers customizable views of interaction objects (agents, agent groups, queues, virtual queues, routing points and virtual routing points). A contact center supervisor can monitor the current state or status of the objects throughout the contact center to help make decisions about staffing, schedules and call/interaction routing strategies. Administrators can create business filters to separate statistics by customer segmentation and non-call
properties and can apply filters to statistics as needed.   A new feature of the
real-time reporting suite improves reporting on business data by allowing contact center administrators to create statistics with formulas to calculate values specific to the contact center needs, i.e. revenue generated by a group of agents over a specific time period. Sample statistics include: number of inbound and outbound calls; number of calls handled; average time spent on the phone, compared to the total time required to handle the call; number of agents in each agent state; estimated number of calls that agents or groups can handle in an hour; number of agents logged on and available; average speed of answer; average time to abandon; and percentage of answered calls and percentage of abandoned calls. The real-time reporting solution also features flexible viewing options with customizable time profiles for calculating statistics, and object-based views of agents, groups, and call centers, which allow supervisors to monitor one or more agents or predetermined groups.

      Genesys' real-time reporting solution also provides each contact center agent with a real-time measure of his or her own performance. Agents can access current status information and cumulative statistics of key performance measures, by hour and by day. This tool allows each agent to review performance data elements throughout a shift, and make adjustments to more effectively allocate the agent's time and maximize his or her contribution to the call center. The Genesys solution also allows each agent to compare his or her performance to a group, and allows managers to set thresholds and statistical alarms to enforce specific parameters for agents.


Customers

      As of June 30 1999, Genesys had, directly or indirectly through VARs, systems integrators and resellers, licensed its products to approximately 650 end-users worldwide. In fiscal 1999, no customer accounted for more than 10% of total revenues. In fiscal 1998 and 1997, MCI Telecommunications accounted for 14.1% and 11.1%, respectively, of total revenues. See "Risk Factors--Customer Concentration".

Sales and Marketing

      The Company's sales strategy is to target large organizations through its worldwide direct sales force as well as through a broad range of indirect channels, including telecommunications equipment vendors, systems integrators, VARs, ISVs and NSPs. The Company's worldwide sales headquarters is located in San Francisco, California. Domestic sales offices are located in California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Oregon, Rhode Island, Texas, Virginia and Washington. Internationally, the Company has sales offices or other representation in Argentina, Australia, Brazil, Canada, France, Germany, Italy, Israel, Japan, Mexico, the Netherlands, Singapore, South Africa, South Korea, Spain, Sweden and the United Kingdom.

      Direct Sales

      The Company employs a direct sales force to market is products and services worldwide. As of June 30, 1999, the Company's sales and marketing staff consisted of 246 employees. Sales representatives are assigned quotas and compensated for all revenues generated within their assigned territories and/or accounts. The Company intends to expand its sales capabilities in the future. Many initial sales include a pilot implementation of the Company's products, successful completion of which is typically a prerequisite to full scale deployment. While the sales cycle varies from customer to customer, it typically ranges from three to nine months. See "Risk Factors--Lengthy Sales Cycle".

      Indirect Sales

      In order to enhance its revenue generation and implementation capabilities and extend its market reach, the Company complements its direct sales organization with a network of distribution partners, including systems integrators, VARs, telecommunications equipment and computer hardware vendors, NSPs and ISVs. While the majority of the Company's U.S. sales were direct, the percentage of reseller sales is increasing in the U.S. market. Internationally, large proportions of sales are executed via the indirect channel. See "Risk Factors--Dependence on Third-Party Resellers".

    . VARs and systems integrators such as Ameritech, BT, Bell Atlantic Call Center Solutions, Cambridge Technology Partners, CapGemini, Deloitte & Touche LLP, PWC, SAIC, SEMA and TSC market, distribute and implement the Company's products. The VARs and systems integrators represent a critical product delivery and implementation channel for the Company.

    . Telecommunications equipment and computer hardware vendors such as Alcatel, Compaq, NCR, Rockwell, Siemens and Unisys market and distribute Genesys products as part of a packaged solution with their own products.

    . ISV partners such as Clarify, SAP, Siebel Systems and Vantive integrate Genesys solutions with their own software products. The Company's ISV relationships are also an important source of sales leads.

    . NSPs such as BT, MCI, NBTel and Telsstra have entered into a broad range of relationships with the Company, including the resale of the Company's products and the provision of services utilizing the Company's products.

      International Sales

      Revenues outside of the United States accounted for 49.9%, 44.7% and 33.4% for the fiscal years ended June 30, 1999, 1998, and 1997 respectively. The Company has international sales offices or other representation in 18 countries and intends to continue broadening its international presence. A significant portion of international sales is currently conducted through indirect sales channels. The Company believes that international revenues will continue to represent a significant portion of its total revenues. The ability of the Company to expand internationally, however, is limited to those countries where there is regulatory approval of the third party telephony hardware supported by the T-Server Framework. See "Risk Factors--Risks Associated with International Sales and Operations".


Support Services

      Support services, including maintenance, implementation, consulting, installation and training, are an important element of the overall Genesys solution. The Company intends to devote additional resources to supporting its customers and providing training to indirect channels as the Genesys platform becomes more widely adopted. There can be no assurance the Company will be successful in its efforts to provide sufficient resources to expand its customer support capabilities. See "Risk Factors--Lengthy Sales Cycle" and "-- Dependence on Third-Party Resellers".

      Professional Services

      Consulting and systems integration services are provided directly by the Company's Professional Services group, as well as through alliances with major systems integrators, VARs and mid-tier consulting firms. The Genesys Professional Services group offers a range of services designed to support the customer's deployment of the Genesys Suite of products, working either directly with the customer or in conjunction with Genesys certified partners to provide the following types of services: scope and design, installation, development, testing and rollout. Genesys certified partners offer a broader range of services including business planning, business process reengineering, call center operations, as well as integration, implementation, and support of Genesys products.

      Technical Support

      Genesys Technical Support provides expert-level support to augment customers' technical resources. Currently, Genesys technical support personnel deliver services world-wide from locations in Wokingham, United Kingdom; St. John, New Brunswick, Canada; and San Francisco, CA. Support is provided on a 8:00 a.m. to 5:00 p.m. or 7 by 24 basis, utilizing a combination of live support and pager notification. Genesys utilizes a tracking and reporting process that is integrated to all Genesys support locations to provide a proactive monitoring of customer environments and events.

      Educational Services

      Genesys University offers curriculum that addresses the entire Genesys product suite and a rigorous certification program to ensure the transfer of knowledge to the attendee and skills development to be able to implement the Genesys product suite. The certification program is offered to Genesys customers and end-users, as well as a requirement of Genesys employees and partners implementing Genesys products. Today, Genesys currently offers three certification programs: a Certified Genesys Engineer (CGE) program intended for those who will install, configure, maintain and troubleshoot enterprise-wide or single site contact center solutions; a Certified Genesys Developer (CGD) program intended for software developers who will develop applications supported by the Genesys framework; and a Certified Genesys Routing Professional (CGRP) program intended for professionals who design and implement complex business-rules-based routing strategies for the enterprise. In addition, Genesys offers a selection of sales and marketing courses intended for its partners and designed to provide tools and techniques for use in the selling and marketing of Genesys products in conjunction with partners' products or services.


Research and Development

      Rapid technological change, frequent new product introductions, and changes in customer requirements and emerging industry standards characterize the market for the Company's products. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to develop and introduce new products and product enhancements on a timely basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated requirements of its customers. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements, or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and market new products or product enhancements in a timely and cost-effective manner, the Company's business, financial condition and results of operations would be materially adversely affected.

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

      Research and development expenses were $24.4 million, $15.3 million, and $9.4 million for the fiscal years ended June 30, 1999, 1998, and 1997. In addition, the Company capitalized software development costs totaling $4.8 million and $1.9 million in fiscal 1999 and 1998, respectively. The Company's total research and development staff consisted of 217 employees as of June 30, 1999. The Company expects that it will continue to increase research and development expenditures in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The Company's current product development efforts are focused on enhancements to the Genesys platform, new releases of many of the Company's applications, and new products designed to enhance the overall strength of the Genesys Suite. There can be no assurance that these development efforts will be completed within the Company's anticipated schedules or that, if completed, they will have the features necessary to make them successful in the marketplace. Moreover, products as complex as the Company's may contain undetected errors or failures when first introduced or as new versions are released. Errors in new products may be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Future delays in the development or marketing of product enhancements or new products could result in a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Solutions" and "Risk Factors--Dependence on New Products; Rapid Technological Change".


Competition

      The market for the Company's software products is highly competitive and subject to rapid technological change, and is significantly affected by new product introductions and other market activities of industry participants. To date, the Company experienced significant competition and expects competition to increase significantly in the future. The Company's principal competition currently comes from different market segments including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. These competitors include Aspect Telecommunications, Cisco Systems, Inc., Davox Corporation, Dialogic Corporation, Hewlett-Packard, IBM Corporation, IEX Corporation, Kana Communications, Lucent Technologies, Melita International, Northern Telecom, Quintus Corporation and Siebel Systems. The Company also competes to a lesser extent with new or recent entrants to the marketplace. The Company's competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, such competitors may be able to respond to new or emerging technologies and changes in customer requirements more expediently than the Company, or to devote greater resources to the development, promotion and sale of products than can the Company. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current or prospective customers. In addition, as the market for the Company's products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the market by acquiring or forming strategic alliances with competitors of the Company. Accordingly, it is likely that new competitors or alliances among competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition. Increased competition is likely to result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, changing customer requirements and competitors' innovations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Competition".


Intellectual Property

      The Company's success is heavily dependent upon its proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual provisions to protect its proprietary rights. The Company presently has 16 U.S. patents issued, and 13 for which the issue fee is paid and the patents will soon issue. In addition, Genesys has 111 U.S. patent applications, 41 PCT International applications, and 14 National applications in countries foreign to the U.S. (five in Japan, six in Europe, two in Canada, and one in Australia). See "Risk Factors-Protection of Intellectual Property."

Employees

      At June 30, 1999, the Company had 730 employees worldwide, of which 217 were primarily engaged in research and development, 172 in customer service, 246 in sales and marketing and 95 in finance and administration. The Company's future performance will depend significantly upon the continued contributions of its executive officers, technical, marketing, sales and customer service personnel and its continuing ability to attract, train and retain highly qualified personnel. Competition for such personnel is intense, and the failure to attract, train and retain such personnel in the future on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's employees is represented by a collective bargaining agreement and the Company has never experienced any work stoppages. See "Risk Factors--Governmental Regulation of Immigration" and "--Management of Growth".


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


Potential Fluctuations in Quarterly Operating Results

      The Company's quarterly operating results have varied significantly in the past. The company's quarterly revenues and operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include:

    .  market acceptance of Genesys' products;
    .  competition;
    .  the size, timing and recognition of revenue from significant orders;
    . the ability to develop and market new products and product enhancements; . new product releases by the Company and its competitors and the timing of such releases;
    .  the length of sales and implementation cycles;
    .  the ability to integrate acquired businesses;
    . the Company's success in establishing indirect sales channels and expanding its direct sales force;
    . the Company's success in retaining and training third-party support personnel;
    . the delay or deferral of significant revenues until acceptance of software required by any specific license transaction;
    . the deferral of customer orders in anticipation of new products and product enhancements;
    .  changes in pricing policies by the Company and its competitors;
    . the mix of revenues derived from the Company's direct sales force and various indirect distribution and marketing channels;
    .  the mix of revenues derived from domestic and international customers;
    .  seasonal fluctuations in our sales cycles;
    .  changes in relationships with strategic partners;
    .  personnel changes;
    .  foreign currency exchange rate fluctuations;
    . the ability to control its costs; and . general economic factors.

      The Company has a limited backlog of orders and total revenues for any future quarter are difficult to predict. The Company's revenues and operating results depend upon the amount and timing of customer orders that it receives in a given quarter. In the past, Genesys has recognized a substantial portion of its revenues in the last month of a quarter. If this trend continues, any failure or delay to fulfill orders by the end of a particular quarter will harm its business, financial condition and results of operations. As a result of these and other factors, the Company believes that period-to-period comparisons of its historical results or operations are not a good predictor of its future performance. If the Company's future operating results are below the expectations of stock market analysts, its stock price may decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Lengthy Sales Cycle

      The long sales and implementation cycles for the Company's products may cause revenues and operating results to vary significantly from quarter to quarter. A customer's decision to purchase the Company's products involves a significant commitment of its resources and a lengthy evaluation process. Throughout the sales cycle, Genesys often spends considerable time educating and providing information to prospective customers regarding the use and benefits of the Company's products. The cost of the Company's products is typically only a small portion of the related hardware, software, development, training and integration costs associated with implementing an overall solution. As a result, the Company's sales cycle may be lengthy. Although it varies substantially from customer to customer, Genesys' sales cycle generally lasts from three to nine months or more. Even after making the decision to purchase the Company's products, its customers tend to deploy them slowly. Deployment of the Company's products extends from a few weeks to several months depending on the complexity of a customer's telecommunications and computing infrastructure. Deployment also may involve a pilot implementation phase, the successful completion of which is typically a prerequisite for full-scale deployment. This deployment may present significant technical challenges, particularly as large numbers of employees of a customer attempt to use the Company's products concurrently. Because of their complexity, larger implementations, especially multi-site or enterprise-wide implementations, can take several quarters. Genesys generally relies upon internal resources or third-party consultants to assist in the implementation of the Company's products. The Company has experienced difficulty implementing customer orders on a timely basis in the past due to the limited personnel resources available to the Company. The Company cannot guarantee that it will not experience delays in the implementation of orders in the future, or that third-party consultants will be available as needed by the Company. As a result of this lengthy sales and deployment cycle, the Company may experience a delay in the recognition of applicable license revenue. In addition, the delays inherent in such a lengthy sales and deployment cycle raise the risks that the Company's customers may decide to cancel or change their orders, which could result in the loss of anticipated revenue. The Company's business, financial condition and results of operations would suffer if the customers reduce or delay their orders or choose not to release products using our technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing".

Customer Concentration

      A significant portion of the Company's revenues has been recognized from a limited number of customers. For example, in fiscal 1999, no customer accounted for more than 10% of total revenues. In fiscal 1998 and 1997, MCI Telecommunications accounted for 14.1% and 11.1%, respectively, of total revenues. The Company expects that a majority of its revenues will continue to depend on sales of products to a small number of customers. The Company also expects that customers will vary from period-to-period. In general, the Company's customers have acquired fully paid licenses to the installed product and are not contractually obligated to license or purchase additional products or services from us. If the Company fails to successfully sell its products to one or more targeted customers in any particular period, or one or more customers defer or cancel their orders, the Company's revenues and results of operations could be harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing".

Competition

      If the Company were unable to maintain its market share in the intensely competitive software market, its financial condition and results of operations would be harmed. Genesys' competitors include companies such as:

     .  computer telephony platform developers;
     . computer telephony applications software developers; and . telecommunications equipment vendors.

These competitors include Aspect Communications, Cisco Systems, Davox Corporation, Dialogic Corporation, Hewlett-Packard, IBM Corporation, IEX Corporation, Kana Communications, Lucent Technologies, Melita International Corporation, Nortel Networks, Quintus Corporation and Siebel Systems. Several of these competitors have longer operating histories, significantly greater resources, greater name recognition and a larger customer base than the Company. Genesys expects to continue to encounter significant competition from these and other sources. In addition, as the market for the Company's products develops, companies with greater resources may attempt to increase their presence in the market by acquiring or forming strategic alliances with the Company's competitors. If new competitors or alliances among current competitors emerge and acquire significant market share, the Company's business and results of operations could be seriously harmed.

Dependence on New Products; Rapid Technological Change

      Rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards characterize the market for the Company's products. The introduction by competitors of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete. Genesys' future success also will depend upon its ability to develop and manage key customer relationships in order to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of its customers. The Company's failure to establish and maintain these customer relationships may adversely affect the ability to develop new product and product enhancements. In addition, the Company may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products and enhancements or the Company's inability to introduce competitive new products may cause customers to forego purchases of the Company's products and purchase those of competitors. Due to the complexity of Genesys' software and the difficulty in gauging the engineering effort required to produce new products and product enhancements, these planned products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced delays in the past releasing new products and new product enhancements. The Company cannot guarantee that it will be successful in the future in:

    . developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;
    . avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or
    . achieving market acceptance for the Company's new products and product enhancements.

      Software products, like those offered by the Company, might contain errors or defects, which are sometimes called "bugs". These bugs are particularly common when new products are first introduced or as new versions or enhancements to old products are released. In the past, the Company has discovered software errors in certain of its new products after their introduction. Despite testing, current versions, new versions or enhancements may still have defects and errors after they are shipped to customers. The presence of such bugs could lead to lost revenues or delays in market acceptance, which could harm the Company's business and operating results.

Integration of Acquired Businesses into the Company; Risks Associated with Acquisitions

      The Company continually evaluates strategic acquisitions of businesses and technologies that would complement its products or enhance its market coverage or technological capabilities. In December 1998, Genesys acquired Plato Software Corporation and in June 1999 it acquired Next Age Technology, Inc. The Company may continue to make such acquisitions and investments in the future and there are a number of risks that future transactions could entail. These risks include the following:

     . inability to successfully integrate or commercialize acquired technologies or otherwise realize anticipated synergies or economies of scale on a timely basis;
     .  the diversion of management's attention;
     .  the disruption of the Company's ongoing business;
     . inability to retain technical and managerial personnel for both companies;
     . inability to establish and maintain uniform standards, controls, procedures and processes;
     . negative response by the government or our competitors to the proposed transactions; and
     . the impairment of our relationships with employees, vendors, and/or customers.

In addition, the Company could affect future acquisitions without shareholder approval. Acquisitions could dilute shareholder equity, or cause the Company to incur debt and contingent liabilities and amortize acquisition expenses related to goodwill and other intangible assets. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth

      The Company has experienced a period of rapid growth and expansion that has placed and will continue to place a significant strain on its resources. During this period, the Company has experienced revenue growth, an increase in the number of employees, an expansion in the scope of its operating and financial systems and an expansion in the geographic area of its operations. As of June 30, 1999, the Company had approximately 730 employees, as compared to approximately 538 on June 30, 1998 and 370 on June 30, 1997. The Company anticipates that it will expand further to address potential growth in its customer base and market opportunities. The Company expects to add additional key personnel in the near future. To manage this anticipated growth, the Company will be required to successfully do the following things:

     . improve and enhance its operational, financial and management information controls, reporting systems and procedures;
     .  hire, train and manage additional qualified personnel;
     . expand and upgrade its core technologies; and . effectively manage multiple relationships with customers, suppliers and other third parties.

      The Company's systems, procedures and controls may not be adequate to support its operations. If the Company fails to improve its operational, financial and management information systems, or to hire, train, motivate or manage its employees, the business, financial condition and results of operations could suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales, Marketing and Support".

Dependence on Third-Party Resellers

      The Company's success depends on its ability to continue to develop channels with third-party resellers such as original equipment manufacturers, systems integrators and telecommunications switch vendors. The Company has entered into reseller agreements with some of the telecommunications switch vendors, including those that compete with Genesys. Genesys is also seeking to establish strategic relationships with independent software vendors. Genesys does not have a substantial direct sales force and derives a significant portion of its revenue from its third-party resellers. Many of these third-party resellers do not have minimum purchase or resale requirements and can cease marketing the Company's products at any time. These sales channels could be affected by a number of additional factors including:

    .  pressures placed on  third-party resellers to sell competing products;
    .  competing product lines offered by certain third-party resellers;
    .  failure to adequately support the third-party resellers;
    . failure of current third-party resellers to provide the level of services and technical support required by Genesys' customers;
    . loss of a significant number of third-party resellers; and . failure to attract and retain third-party resellers who have the expertise necessary to successfully sell the Company's products.

      Even if Genesys is able to increase its sales through third-party reseller's, those sales may be at more discounted rates. This would result in lower revenues to the Company than what it would generate by licensing the same products to customers directly.

      The Company is also seeking to incorporate its products into the products offered by telecommunications switch vendors and local and long distance network carriers. In the near term, the Company is focused on enabling network service providers to offer computer telephony integration services to their business customers. The Company cannot guarantee that it will be able to establish relationships with network service providers or telecommunication switch vendors or that they will successfully incorporate Genesys' products into theirs. The Company also cannot guarantee that its corporate partners or its business customers will be interested in purchasing products that incorporate Genesys software and are offered by network service providers or telecommunications switch vendors. If the Company fails to develop this sales channel, its business and results of operations could be harmed.

Dependence on Emerging Market

      The market for customer interaction software, particularly across multiple media channels, is an emerging market that is extremely competitive and highly fragmented. This market is currently evolving and subject to rapid technological change. The Company's success will depend in large part on continued growth in the number of organizations adopting customer interaction solutions across multiple media channels. The market for Genesys' products is relatively new and undeveloped, and recent customers and prospective customers have little experience with deploying, maintaining or managing customer interaction solutions. If this market demand fails to develop, or develops more slowly than the Company currently anticipates, could have a material adverse effect on the demand for the Company's products and on its business, financial condition and results of operations.

Risks Associated With International Sales and Operations

      For the fiscal years ended June 30, 1999, 1998 and 1997, the Company derived 49.9%, 44.7% and 33.4% of its total revenues, respectively, from sales outside the United States. The Company anticipates that a significant portion of its revenues will continue to be concentrated in international markets for the foreseeable future. The Company intends to expand operations in its existing international markets and to enter new international markets, which will require management attention and resources. The Company may not be successful in expanding its international operations. In addition, a successful international expansion of Genesys' software solutions will be limited to those countries where there is regulatory approval of the third-party telephony hardware supported by Genesys' products. The Company expects to commit additional development resources to customizing its products for selected international markets and to developing international sales and support channels.

Furthermore, to increase revenues in international markets, Genesys will need to continue to establish foreign operations, to hire additional personnel to run such operations and to maintain good relations with the Company's foreign systems integrators and distributors. To the extent that Genesys is unable to successfully do so, its growth in international sales will be limited. The failure to expand international sales could have a material adverse effect on the Company's business, operating results and financial condition.

      A majority of the Company's international sales to date have been denominated in U.S. dollars. The company does not currently engage in any foreign currency hedging transactions. A decrease in the value of foreign currencies relative to the United States dollar would make the Company's products more expensive in international markets. In addition to currency fluctuation risks, international operations involve a number of risks not typically present in domestic operations. Such risks include:

     .  changes in regulatory requirements;
     .  costs and risks of deploying systems in foreign countries;
     .  timing and availability of export licenses;
     .  tariffs and other trade barriers;
     .  political and economic instability;
     .  difficulties in staffing and managing foreign operations;
     .  potentially adverse tax consequences;
     .  difficulties in obtaining governmental approvals for products
     . the burden of complying with a wide variety of complex foreign laws and treaties;
     . the possibility of difficult accounts receivable collections; and . difficulties in managing distributors.

      Foreign laws that may differ significantly from laws of the United States may govern distributors' customers purchase agreements. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of its products will be implemented by the United States or other countries, leading to a reduction in sales and profitability in that country. Future international activity may result in sales dominated by foreign currencies. Gains and losses on the conversion to United States dollars of accounts receivables, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's operating results. Any of these factors could materially affect the Company's business, operating results and financial condition.

Product Concentration

      Substantially all of the Company's revenues to date have been attributable to the license of the Company's platform and related applications software and services and, in particular, revenues from the license of the Company's platform products accounted for 45% of total revenues in fiscal 1999. Genesys' platform and related applications software and services are currently expected to account for substantially all of the Company's revenues for the foreseeable future. Consequently, a decline in pricing or demand for, or failure to achieve broad market acceptance of, Genesys' platform and related applications software products, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's application products, other than the Adante e-mail and Next Age Work Force Management products, can only be used in conjunction with the Company's platform products. As a result, a decline in demand for the Company's platform products would materially adversely affect sales of the Company's application products. Furthermore, if customers experience problems with the Company's platform products, it would adversely affect their ability to utilize the Company's application products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its platform and related applications software products. There can be no assurance that the Company will continue to be successful in marketing its platform products, related applications software or any new or enhanced products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Solutions".

Government Regulation of Immigration

      As of June 30, 1999, over 26% of the Company's employees, including approximately 57% of the Company's technical staff, are foreign citizens. Accordingly, the Company must comply with the immigration laws of the United States. Most of the Company's foreign employees are working in the United States under H-1 temporary work visas ("H-1 Visas"). An H-1 Visa allows the holder to work in the United States for three years and, thereafter, to apply for a three-year extension. If the H-1 Visa holder has not become a Lawful Permanent United States Resident obtained some other legal status permitting continued employment before expiration of this six-year period, the holder must spend at least one year abroad before reapplying for an H-1 Visa. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the level of immigration into the United States. The inability of the Company to utilize the continued services of such employees would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Ability to Integrate with Third-Party Technology

      The Company's products currently integrate with most major telephony systems and interoperate across most major computing platforms, operating systems and databases. If the Company's platform did not readily integrate with major telephone systems and computing platforms, operating systems or databases, (for instance, as a result of technology enhancements or upgrades of such systems) the Company could be required to redesign its platform product to ensure compatibility with such systems. The Company cannot guarantee that it would be able to redesign its products or that any redesign would achieve market acceptance. If the Company's platform products did not integrate with third-party technology, there would be a material adverse effect on the Company's business, financial condition and results of operations. See "Business-- Architecture" and "--Solutions".

Year 2000

      Many computer systems experience problems handling dates beyond the year 1999. The Company has designed and tested current versions of its products for use in the year 2000 and beyond, and believes that they are year 2000 compliant. However, some of Genesys' customers might be running older versions of the Company's products that might not be year 2000 compliant. It is possible that Genesys may experience increased expenses in addressing mitigation issues for these customers. In addition, the Company's products frequently are integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. Each of the Company's customers' networks involves different combinations of third party products. The Company cannot evaluate whether all of their products are year 2000 compliant. Genesys may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the overall network. Although no such claims have been made, the Company may in the future be required to defend its products in legal proceedings, which could be expensive regardless of the merits of such claims.

      If the Company's suppliers, vendors, major distributors, partners, customers and service providers fail to correct their year 2000 problems, these facilities could result in an interruption in, or a failure of, the Company's normal business activities of operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt the Company's operations and damage its relationships with its customers. Due to the general uncertain inherent in the year 2000 problem resulting from the readiness of third party suppliers and vendors, the Company is unable to determine at this time whether year 2000 failure could harm its business and financial results.

      Genesys' customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems to become year 2000 compliant. This situation may reduce funds available to purchase products until after the year 2000, which may reduce the Company's revenue.

Protection of Intellectual Property

      The Company's success depends heavily on its ability to protect its software and other proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual provisions to protect its proprietary rights. Genesys currently holds four issued patents and has a number of United States and foreign patent applications pending. There can be no assurance that any of the Company's patent applications will be approved, that the Company will develop additional proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, others may independently develop similar or superior products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. If third parties were successful in using their patents to challenge or compete with Genesys, its business could be seriously harmed.

      As part of its confidentiality procedures, Genesys generally enters into nondisclosure agreements with its employees, consultants and other third parties who provide technical services to the Company or who have access to confidential information of the Company. In addition, the Company limits access to and distribution of its software, documentation and other proprietary information. The Company also relies in part on "shrink-wrap" and "click-wrap" licenses, although these licenses are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions.

      The measures described above however, afford Genesys only limited protection. Unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. Although the Company is unable to determine the extent to which piracy of its software products exists; software piracy may become a problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries in which the Company currently sells products and countries Genesys may target to expand its sales efforts. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology.

      There has also been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products or proprietary rights infringes upon the proprietary rights of third parties, the Company may be subject to infringement claims in the future. Furthermore, there can be no assurance that former employers of Genesys' present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, cause the Company to lose or defer sales or require the Company to pay money damages or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Genesys or at all, which could have a material adverse effect on Genesys' business, financial condition and results of operations.

Item 2.   Properties

      The Company's headquarters are located in approximately 82,000 square feet of office space in San Francisco, California under a lease, which expires on September 30, 2002. The Company also leases space for its sales and support offices in California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Oregon, Rhode Island, Texas, Washington and Virginia, as well as for offices in 18 foreign countries. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.


Item 3.   Legal Proceedings

      The Company is a party to routine litigation incident to its business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial statements taken as a whole or results of operations of the Company.

      GeoTel Litigation. On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). On November 20, 1998, the Company and GeoTel entered into a settlement agreement concerning the patent dispute on terms that neither company believes are material to its financial results. Pursuant to the settlement, GeoTel will receive a pre-determined license fee, paid over a fixed period of time, for certain products in exchange for a nonexclusive, irrevocable license to use the technology covered by GeoTel's 452 Patent or any related patent in all present and future Genesys products which incorporate such technology. The license fee is expensed in the period in which it is paid, which approximates the useful life of the licensed technology.


Item 4.   Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 21, 1999 (the "May Stockholders Meeting"), the stockholders of the Company voted on and approved the following proposals:

Proposal 1.  To elect five directors to the Board of Directors to serve until the next Annual Meeting;

Proposal 2.  To ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending June 30, 1999; and

Proposal 3.  To approve an amendment to the Company's 1997 Stock Incentive Plan
             (the "1997 Plan") to increase the number of shares of Common Stock authorized for issuance under the 1997 Plan by 2,500,000 shares.


Information on the Board of Directors.

      The following directors were elected at the May Stockholders Meeting to serve until the next Annual Meeting, which is currently scheduled for November 19, 1999:

     .  Gregory Shenkman, Chairman
     .  Alec Miloslavsky, Vice Chairman
     .  Ori Sasson
     .  Bruce Dunlevie
     .  Paul Levy

May Stockholders Meeting Results.

Proposal 1.  Election of Directors

         Director                           In favor    Withheld   Broker non-votes
         --------                           --------    --------   ----------------
Gregory Shenkman                           17,301,348    109,250         n/a
Alec Miloslavsky                           17,303,287    107,311         n/a
Ori Sasson                                 17,303,867    106,731         n/a
Bruce Dunlevie                             17,252,159    158,439         n/a
Paul Levy                                  17,252,159    158,439         n/a

Proposal 2.  Ratification of  Independent Public Accountants

        For                                 Against      Abstain   Broker non-votes
        ---                                 -------      -------   ----------------
    17,382,080                              25,971        2,547          0

Proposal 3.  Amendment to the 1997 Stock Incentive Plan

        For                                 Against      Abstain   Broker non-votes
        ---                                 -------      -------   ----------------

     8,239,666                            4,136,658       9,296      5,024,978

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company and their respective position and age as of August 31, 1999 are as follows:

Name                            Age              Position
----                            ---              --------
Ori Sasson                       37   President and Chief Executive Officer

Alec Miloslavsky                 36   Vice Chairman of the Board and Chief
                                      Technical Officer

Christopher D. Brennan           42   Chief Financial Officer and Senior Vice
                                      President, Finance & Administration

Richard C. DeGolia               49   Senior Vice President, Business
                                      Development and Strategic Planning, Acting
                                      General Counsel and Corporate Secretary

Donald W. Hunt                   43   Senior Vice President, Field Operations,
                                      Americas and Asia Pacific

Noelle Leca                      42   Senior Vice President, Worldwide Marketing

Ad P. Nederlof                   52   Senior Vice President, Field Operations,
                                      EMEA

Yuri Shtivelman                  43   Senior Vice President, Product Development

      Mr. Sasson joined the Company in December 1998 as its President and Chief Executive Officer. Prior to joining the Company, Mr. Sasson was Chief Executive Officer and President of Scopus Technology, Inc. from March 1991 until July 1998, when Siebel Systems, Inc acquired Scopus.

      Mr. Miloslavsky co-founded the Company and has served as its Chief Technical Officer since the Company's formation in October 1990, as a director since January 1993 and as Vice Chairman of the Board since March 1997. Prior to co-founding the Company, Mr. Miloslavsky worked as an independent software consultant.

      Mr. Brennan joined the Company in April 1999 as its Chief Financial Officer and Senior Vice President, Finance & Administration. Prior to joining the Company, Mr. Brennan was Chief Financial Officer and Corporate Secretary of Diamond Lane Communications from September 1997 to April 1999. Prior to that, he was with UB Networks, a wholly owned subsidiary of Newbridge Networks, having been acquired from Tandem Computers, most recently as President and Chief Operating Officer, from April 1994 to July 1997.

      Mr. DeGolia joined the Company in September 1996 as Vice President, Business Development. In February 1999, Mr. DeGolia was promoted to Vice President, Business Development and Strategic Planning and Corporate Secretary. In July 1999, Mr. DeGolia was promoted to Senior Vice President, Business Development and Strategic Planning; Corporate Secretary and Acting General Counsel. From August 1985 to September 1996, Mr. DeGolia was an attorney with Wilson, Sonsini, Goodrich & Rosati, PC, a law firm located in Silicon Valley. Mr. DeGolia holds a B.A. in American Studies from the University of California at Berkeley and a J.D. from Harvard University.

      Mr. Hunt joined the Company in January 1999 as its Senior Vice President, Field Operations, Americas and Asia Pacific. Before joining the Company, Mr. Hunt was Vice President, North America Sales of Informix Software, Inc. from February 1997 to January 1999. Prior to that, Mr. Hunt was with Open Market as Vice President Sales for the Americas (North America and Latin America) from April 1996 to February 1997. Mr. Hunt was North American ISV Sales Director of Sun Microsystems, Inc. from October 1989 to April 1996.

      Ms. Leca joined the Company in July 1999 as Senior Vice President, Worldwide Marketing. Prior to joining the Company, Ms. Leca was Vice President of Engineering at Commerce One from August 1997 to December 1999. From March

1996 to August 1997, she was Vice President and General Manager with
International Network Services.   Prior to March 1996, she was employed at
Sybase Inc. from October 1989 to January 1996 in a variety of management roles, most recently as Vice President, Office of the COO.

      Mr. Nederlof joined the Company in April 1999 as its Senior Vice President, Field Operations, EMEA. Prior to joining the Company, Mr. Nederlof was President and COO of Richter Systems from December 1996 to February 1999. Before that he was Vice President, Northern Europe for Oracle Corporation from August 1991 to December 1996.

      Mr. Shtivelman joined the Company in July 1996 as Vice President, Product Development. In July 1999, Mr. Shtivelman was promoted to Senior Vice President, Product Development. From 1986 to 1996, Mr. Shtivelman was employed in various capacities by Northern Telecom, most recently as Assistant Vice President, Meridian 1 Advanced Technology. Mr. Shtivelman holds an M.S. in mathematics from Moscow University.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

      The Company's Common Stock commenced trading on the Nasdaq National Market on June 16, 1997 and is traded under the symbol "GCTI". As of August 31, 1999, there were approximately 290 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

----------------------------------------------
                           High       Low
                     -------------------------
Fiscal 1998
      First Quarter       $39.625   $24.250
      Second Quarter      $36.875   $24.375
      Third Quarter       $38.125   $24.000
      Fourth Quarter      $39.750   $26.375

Fiscal 1999
      First Quarter       $35.000   $16.250
      Second Quarter      $30.125   $ 9.125
      Third Quarter       $28.000   $10.688
      Fourth Quarter      $25.000   $11.500
----------------------------------------------

          The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying any cash dividends.

Item 6.   Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the three years in the period ended June 30, 1999 and the consolidated balance sheet data at June 30, 1999 and 1998 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Annual Report on Form 10-K that have been audited by and reported on by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with those consolidated financial statements and notes thereto. The consolidated balance sheet data at June 30, 1997, 1996 and 1995, and the consolidated statement of operations data for fiscal 1996 and 1995 are derived from audited consolidated financial statements not included herein.

--------------------------------------------------------------------------------------------------------
                                                                Year ended June 30,
                                             1999        1998        1997          1996          1995
                                          --------------------------------------------------------------
                                                          (in thousands, except per share data)
Consolidated Statement of Operations
 Data:
Revenues:
      License                              $113,620     $68,973       $31,919      $ 8,567        $3,077
      Service                                25,488      15,695         5,619        3,462         1,403
                                          --------------------------------------------------------------
           Total revenues                   139,108      84,668        37,538       12,029         4,480
                                          --------------------------------------------------------------
Cost of revenues:
      License                                 4,980       3,342         1,615          548           123
      Service                                18,761      10,554         3,881        2,568         1,190
                                          --------------------------------------------------------------
Total cost of revenues                       23,741      13,896         5,496        3,116         1,313
                                          --------------------------------------------------------------

Gross margin                                115,367      70,772        32,042        8,913         3,167
                                          --------------------------------------------------------------
Operating expenses:
      Research and development               24,378      15,308         9,382        4,511           959
      Sales and marketing                    51,177      35,705        16,042        3,998           705
      General and administrative             11,587       8,462         5,432        4,397         1,343
Non-recurring charges                        15,488         905            --           --            --
Purchased in process R&D                      6,600          --            --           --            --
                                          --------------------------------------------------------------
           Total operating expenses         109,230      60,380        30,856       12,906         3,007
                                          --------------------------------------------------------------
Income (loss) from operations                 6,137      10,392         1,186       (3,993)          160
Interest and other income (expense), net      1,182       1,552           237         (115)           (6)
                                          --------------------------------------------------------------
Income before provision for income taxes      7,319      11,944         1,423       (4,108)          154
Provision for income taxes                    9,942       4,010           649           --            --
                                          --------------------------------------------------------------
Net income (loss)                          $ (2,623)    $ 7,934       $   774      $(4,108)       $  154
                                          --------------------------------------------------------------
Basic net income (loss) per share/(1)/     $  (0.11)    $  0.37       $  0.05      $ (0.39)       $ 0.03
                                          --------------------------------------------------------------
Diluted net income (loss) per share/(1)/   $  (0.11)    $  0.30       $  0.04      $ (0.39)       $ 0.03
                                          --------------------------------------------------------------
Basic weighted average common                23,328      21,590        14,148       10,484         4,668
 shares/(1)/                              --------------------------------------------------------------
Diluted weighted average common              23,328      26,747        20,299       10,484         4,668
 shares/(1)/
---------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                                            Year  ended June 30,
                                             1999       1998       1997      1996       1995
                                           ---------------------------------------------------
Consolidated Balance Sheet Data (In
 thousands):
Cash and cash equivalents                  $ 44,271   $ 30,256    $47,160   $ 5,900   $   213
Short-term investments                       17,426     16,985         --        --        --
Working capital (deficiency)                 77,255     52,585     47,028     2,251    (1,990)
Total assets                                147,507    104,700     79,945    12,632     2,931
Long-term obligations                            66        102        875       367       955
Shareholders' equity (deficit)              109,968     73,621     56,761     2,624    (2,504)
----------------------------------------------------------------------------------------------

/(1)/ See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method of calculation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company was incorporated in California on October 11, 1990 and is involved in the design, development, marketing and support of a suite of Computer Telephony Integration ("CTI") products, including platform and applications software that enable organizations to integrate critical business information and computing resources with telephony and other telecommunications media. Prior to shipping its first product, the Company generated revenues primarily from one-time consulting projects. In 1991, the Company began shipping its platform software product. From 1991 to 1994, the Company transitioned from a consulting services company to a product company. Since 1994 the Company has significantly expanded through the establishment of wholly owned subsidiaries and the acquisition of other businesses, products and services.

      Most of the Company's revenues to date have been derived from license fees from customers who have received a perpetual license to the Company's products. License fees are generally based on the specific products licensed and on a per user basis. The Company's license revenues represented 81.7%, 81.5% and 85.0% of total revenues in fiscal 1999, 1998 and 1997, respectively. The Company currently expects that license revenues will continue to account for a substantial majority of the Company's revenues for the foreseeable future. The remainder of revenues is expected to be primarily attributable to maintenance and other service revenues, including consulting and training revenues. As a result, factors adversely affecting the pricing of or demand for the Company's licensed software products would have a material adverse effect on the Company's business, financial condition and results of operations.

      Substantially all of the Company's revenues to date have been attributable to the license of the Company's platform and related applications software and services. Revenues from the license of the Company's platform products accounted for 45% of total license revenues in fiscal 1999. The Company's platform and related applications and services are currently expected to account for substantially all of the Company's revenues for the foreseeable future. Consequently, a decline in demand for, or failure to achieve broad market acceptance of, the Company's platform and related applications software products, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's application products can only be used in conjunction with the Company's platform products. As a result, a decline in demand for the Company's platform products would adversely affect sales of the Company's application products. Furthermore, if customers experience problems with the Company's platform products, it may limit the customers' ability to utilize the Company's application products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its platform and related applications software products. There can be no assurance that the Company will continue to be successful in marketing its platform products, related applications software or any new or enhanced products.

      License revenues are recognized upon shipment if there is persuasive evidence of an agreement, the fee is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate the total arrangement fee between all elements. If a software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If a software license agreement provides for the delivery of software products and significant customization and modification services, product and service revenue is recognized on a percentage of completion basis in relation to costs incurred in the arrangement. Fees for consulting and training services are generally charged separately from the Company's software products and are recognized as the services are performed. Maintenance revenues primarily consist of fees for ongoing support and product updates, are generally determined as a percentage of license fees, and are recognized ratably over the term of the maintenance contracts, which to date have typically ranged from 12 to 24 months. In its first fiscal quarter of 1999, the Company adopted the provisions of Statement of Position 97-2 "Software Revenue Recognition" ("97-2"), accordingly, in fiscal 1999 the Company recognized revenue in accordance with 97-2. Prior to fiscal year 1999 and the adoption of 97-2, the Company recognized revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition". The adoption of SOP 97-2, as amended, did not have a material impact on the Company's business practices or revenue recognition. See Note 2 of Notes to Consolidated Financial Statements.

      A relatively small number of customers have in the past and can in the future account for a significant percentage of the Company's revenues in a given fiscal year. In fiscal 1999, no customer accounted for more than 10% of total revenues. In fiscal 1998 and 1997, one customer accounted for 14.1% and 11.1%, respectively, of total revenues. Licensing of the Company's products to a limited number of customers may continue to account for a large percentage of revenues for the foreseeable future. The decision to license the Company's software products is typically an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and typically involves substantial integration efforts, which may be performed by the Company, the customer or third party vendors. The cost of the Company's product is typically only a small portion of the related hardware, software, development, training and integration costs of implementing a CTI solution. For these and other reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy and is subject to a number of significant delays over which the Company has little or no control. Given these factors and the expected customer concentration, the loss of a major customer or any reduction or delay in sales to or implementations by such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company markets its products in North America and internationally through VARs and through its direct sales force. International revenues accounted for 49.9%, 44.7% and 33.4% of total revenues in fiscal 1999, 1998 and 1997, respectively. The Company is increasing its international sales force, primarily in Europe and the Asia Pacific region, and is seeking to establish distribution relationships with appropriate strategic partners. As a result, failure to increase international sales could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects that international revenues will continue to account for a significant portion of total revenues in the future.

      The Company's revenues have increased in each of the last twelve quarters, although given its recent rapid growth, historical growth rates cannot be relied upon as indicative of future growth, if any. Prior growth rates in the Company's revenues should not be considered indicative of future revenue growth rates or operating results. Future operating results will depend upon many factors, including the demand for and market acceptance of the Company's products, the level of product and price competition, the ability of the Company to develop, market and deploy new, high-quality products and control costs, the ability of the Company to expand its direct sales force and indirect distribution channels, the Company's success in attracting and retaining key personnel, the uncertainty, recent emergence and acceptance of the market for the Company's products, and technological changes in the market for the Company's products. There can be no assurance that any of the Company's business or strategies will be successful or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis.

      In June 1999, the Company acquired all of the outstanding common stock of Next Age Technologies, Inc., a California corporation ("Next Age"). Next Age software products are designed to optimize the management, staffing, scheduling and productivity of contact center employees. Pursuant to the Merger Agreement, the Company issued 556,557 shares of its Common Stock in exchange for all outstanding shares of Next Age Common Stock, and issued options to purchase 25,068 shares of the Company's Common Stock in exchange for all outstanding Next Age Stock options. A total of 97,918 shares have been placed into an escrow subject to the satisfaction of all representations and warranties under the terms and conditions of the Merger Agreement. The merger was accounted for as a purchase; accordingly, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The valuation was based on accepted appraisal methodologies used at the time of the allocation. The results of operations of Next Age are included in the Company's financial statements from the date of acquisition forward.

      The total purchase price was $14.6 million. Management estimates that $6.6 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition (see Note 2 of Notes to Consolidated Financial Statements). Additionally, the Company allocated $2.2 million, $0.9 million, and $4.9 million of the purchase price to acquired software, workforce and trade names, and goodwill, respectively. These intangible assets are being amortized on a straight-line basis over three to seven years.

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

      As the acquisition of Plato was consummated in connection with the election of Ori Sasson as Chief Executive Officer and a member of the Board of Directors of the Company, in December 1998 the Company recorded as expense the portion of the shares and options issued that represented compensation to Mr. Sasson and other Plato employees. Deferred compensation totaling $800,000 related to unvested options will be amortized over the remaining vesting period of the options of approximately four years. In addition, the Company recorded as expense its reimbursement to Mr. Sasson of the tax liabilities associated with this compensation. The total amount of compensation expense and related tax reimbursements associated with this transaction was approximately $12.4 million, and was reflected as part of a non-recurring charge in the Company's financial statements.

      In December 1997, the Company acquired all of the outstanding common stock of Forte Advanced Management Software, Inc. ("Forte") in exchange for approximately 667,099 shares of the Company's common stock. The Company also assumed Forte's outstanding options, which were converted to options to purchase 90,349 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to reflect the acquisition on a pooling of interests basis.

Results of Operations

      The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the years indicated.

-------------------------------------------------------------------------
                                                 Year Ended June 30,
                                            1999        1998        1997
                                           ------------------------------
Revenues:
 License                                    81.7%       81.5%       85.0%
 Service                                    18.3        18.5        15.0
                                           ------------------------------
  Total revenues                           100.0       100.0       100.0
Cost of revenues:                          ------------------------------
 License                                     3.6         3.9         4.3
 Service                                    13.5        12.5        10.3
                                           ------------------------------
  Total cost of revenues                    17.1        16.4        14.6
                                           ------------------------------
Gross margin                                82.9        83.6        85.4
Operating expenses:                        ------------------------------
 Research and development                   17.5        18.1        25.0
 Sales and marketing                        36.8        42.2        42.7
 General and administrative                  8.3        10.0        14.5
 Merger costs                                 --         1.0          --
 Non-recurring charges                      11.1          --          --
 Purchased in process R&D                    4.7          --          --
                                           ------------------------------
  Total operating expenses                  78.4        71.3        82.2
                                           ------------------------------
Income from operations                       4.5        12.3         3.2
Interest and other income (expense), net     0.8         1.8         0.6
                                           ------------------------------
Income before provision for income           5.2        14.1         3.8
 taxes
Provision for income taxes                   7.1         4.7         1.7
                                           ------------------------------
Net income (loss)                           (1.9)%       9.4%        2.1%
                                           ------------------------------
-------------------------------------------------------------------------


  Revenues

      License. License revenues were $113.6 million, $69.0 million and $31.9 million in fiscal 1999, 1998 and 1997, respectively, representing increases of 65% from fiscal 1998 to fiscal 1999, and 116% from fiscal 1997 to fiscal 1998. These increases were due to the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

      Service. Service revenues primarily comprise fees from consulting, post-contract support and training services. Service revenues were $25.5 million, $15.7 million and $5.6 million, in fiscal 1999, 1998 and 1997, respectively, representing increases of 62% from fiscal 1998 to fiscal 1999 and 179% from fiscal 1997 to fiscal 1998. The Company's software license agreements often provide for maintenance and for consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

      Service revenues are largely dependent upon the extent to which product implementation services are performed by the Company's internal professional services personnel versus third party organizations such as systems integrators. To the extent that the Company utilizes more internal resources to perform product implementations, service revenues could increase as a percentage of total revenues. Conversely, if the Company utilizes to a greater extent third-party organizations such as systems integrators to implement the Company's products, service revenues may decrease as a percentage of total revenues. Maintenance revenues as a percentage of total revenues are expected to increase due to continued expansion of the Company's installed base. The Company does not believe that the historical growth rates of service revenues will be sustainable or are indicative of future results.

  Cost of Revenues

      License. Cost of license revenues includes the costs of product media, product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $5.0 million, $3.3 million and $1.6 million in fiscal 1999, 1998 and 1997, respectively. These increases in absolute dollar amounts relate primarily to increases in the volume of products shipped by the Company, and the resulting increases in documentation material costs and personnel necessary to assemble and ship the products.

      Service. Cost of service revenues primarily consist of employee-related costs incurred in providing consulting, post-contract support and training services. Cost of service revenues were $18.8 million, $10.6 million and $3.9 million in fiscal 1999, 1998 and 1997, respectively. These increases in absolute dollars were due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

  Operating Expenses

      The Company's operating expenses were $109.2 million, $60.4 million and $30.9 million, or 78.5%, 71.3% and 82.2% of total revenues in fiscal 1999, 1998 and 1997, respectively. Excluding the impact of $15.5 million of non-recurring charges and $6.6 million of purchased in process R&D expensed in fiscal 1999, operating expenses would have been $87.1 million, or 63.0% of total revenues in fiscal 1999. The Company expects that it will continue to invest in its Research and Development and Sales and Marketing organizations, as well as strengthen its infra-structure, accordingly, the Company expects operating expenditures will increase in absolute dollars.

      Research and Development. Research and development expenses were $24.4 million, $15.3 million and $9.4 million, or 17.5%, 18.1% and 25.0% of total revenues in fiscal 1999, 1998 and 1997, respectively. These expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that it will continue to devote substantial resources to research and development, accordingly, the Company expects that research and development expenditures will continue to increase in absolute dollars but remain at similar percentages of total revenues as in fiscal 1999 and 1998.

      Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $4.8 million of software development costs incurred during fiscal 1999. The fiscal 1999 costs related primarily to the purchase of $2.2 million of existing technology in connection with the Next Age acquisition, as well as the release of products included in the Company's product suite. The Company capitalized approximately $1.9 million of software development costs incurred during fiscal 1998, primarily related to the release of new products included in its 5.0 and 5.1 product suites, and approximately $450,000 of software development costs incurred during fiscal 1997 related to the initial release of its 5.0 product suite. Prior to fiscal 1997, costs that were eligible for capitalization were insignificant, and accordingly the Company charged all software development costs to research and development expense in the period in which it was incurred.

      Sales and Marketing. Sales and marketing expenses were $51.2 million, $35.7 million and $16.0 million, representing 36.8%, 42.2% and 42.7% of total revenues in 1999, 1998 and 1997, respectively. These expenses increased in absolute dollars primarily due to the Company's investment in building a direct sales force in North America and in Europe. From July 1, 1997 to June 30, 1999, the Company increased the number of its sales and marketing personnel from approximately 130 to 246 worldwide, and incurred higher commission expenses related to higher sales levels. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company expects to continue to expand its direct sales and marketing efforts and to continue to invest in its channel sales organization, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

      General and Administrative. General and administrative expenses were $11.6 million, $8.5 million and $5.4 million, or 8.3%, 10.0% and 14.5% of total revenues in fiscal 1999, 1998 and 1997, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects to continue to increase its general and administrative staff and to incur other costs necessary to manage a growing organization. Accordingly, the Company expects general and administrative expenses to continue to increase in absolute dollars.

      Purchased In-Process Research and Development ("IPR&D"). Purchased IPR&D expenses were $6.6 million, representing 4.7% of total revenues, in fiscal 1999. In connection with the Next Age acquisition, the Company immediately charged to expense $6.6 million representing purchased IPR&D that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The allocation of the IPR&D was evaluated based on the SEC's current views regarding valuation methodologies. The value was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the net cash flows back to their present value. Each of the project forecasts were based upon future discounted cash flows, taking into account the stage of development of each in-process project, the cost to develop that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks.
In each case, the selection of the applicable discount rate was based on consideration of the Company's weighted average costs of capital, as well as other factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. If the projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may be impaired.

      Non-Recurring Charges. Non-recurring charges were $15.5 million, representing 11.1% of total revenues, in fiscal 1999. In connection with the hiring of its Chief Executive Officer, Ori Sasson, and the acquisition of Plato in December 1998, the Company recorded non-recurring charges totaling $11.6 million related to compensation, consisting of common stock valued at $6.0 million and $5.6 million of tax reimbursements paid or accrued to Mr. Sasson and an additional $0.8 million of compensation paid or accrued to other Plato employees. In addition, the Company recorded $3.1 million of the non-recurring charges related to an employment and severance agreement dated December 11, 1998 with the Company's former President and Chief Financial Officer. Non-recurring charges, related to the acquisition of Forte in December 1997, were $1.0 million, representing 1% of total revenues, in fiscal 1998.

  Provision for Income Taxes

      The Company's effective tax rate for the year ended June 30, 1999 was 136% which reflects the utilization of research tax credits as well as the non-deductibility for income tax purposes of both non-recurring compensation charges and the purchased in-process research and development costs. Excluding the impact of the non-deductible, non-recurring charges and purchased in-process research and development costs, the Company's effective tax rate for fiscal 1999 was 35%. In the quarter ended December 31, 1998, the Company incurred certain non-recurring compensation charges related to the hiring of its Chief Executive Officer and the acquisition of Plato Software Corporation. In the quarter ended June 30, 1999, the Company expensed certain non-deductible in-process research and development costs related to the purchase of Next Age. The provision for income taxes for the year ended June 30, 1998 is based on an effective tax rate of approximately 34%. In the quarter ended December 31, 1997, the Company recorded a one-time credit relating to the benefit of deferred tax assets assumed in the acquisition of Forte, which was an S-Corporation prior to the merger. The provision for income taxes for the year ended June 30, 1997 is based on an effective tax rate of approximately 28% that reflects the estimated realization of deferred tax assets, primarily net operating loss carry forwards and research and development tax credit carry forwards. The Company has net deferred tax assets of approximately $1.6 million and $2.0 million as of June 30, 1999 and 1998, respectively.


Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, such that SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement will not have a material impact on the financial condition or results of the operations of the Company.

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition,'" which defers for one year the application of certain provisions of SOP 97-2, which limits what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition' With Respect to Certain Transactions," which amends SOP 97-2, "Software Revenue Recognition," to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has adopted SOP 97-2, as amended. The adoption of SOP 97-2 did not have a material impact on the Company's business practices or revenue recognition.

      In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 applies to all non-governmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 will not have a material impact on the financial condition or results of the operations of the Company.

      In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). This SOP provides guidance on accounting for the costs of start-up activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 will not have a material impact on the financial condition or results of the operations of the Company.

Year 2000

      Many computer systems experience problems handling dates beyond the year 1999. The Company has designed and tested current versions of its products for use in the year 2000 and beyond, and believes that they are year 2000 compliant. However, some of Genesys' customers might be running older versions of the Company's products that might not be year 2000 compliant. It is possible that Genesys may experience increased expenses in addressing mitigation issues for these customers. In addition, the Company's products frequently are integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. Each of the Company's customers' networks involves different combinations of third party products. The Company cannot evaluate whether all of their products are year 2000 compliant. Genesys may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the overall network. Although no such claims have been made, the Company may in the future be required to defend its products in legal proceedings, which could be expensive regardless of the merits of such claims.

      If the Company's suppliers, vendors, major distributors, partners, customers and service providers fail to correct their year 2000 problems, these facilities could result in an interruption in, or a failure of, the Company's normal business activities of operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt the Company's operations and damage its relationships with its customers. Due to the general uncertain inherent in the year 2000 problem resulting from the readiness of third party suppliers and vendors, the Company is unable to determine at this time whether year 2000 failure could harm its business and financial results.

      Genesys' customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems to become year 2000 compliant. This situation may reduce funds available to purchase products until after the year 2000, which may reduce the Company's revenue.

Liquidity and Capital Resources

      In June 1997, the Company completed its initial public offering in which it raised approximately $41.2 million from the sale of 2,375,000 shares of common stock and the exercise of certain Warrants. Prior to its initial public offering, the Company financed its operations and met its capital expenditure requirements primarily from proceeds from related party advances, a $1.5 million term note (of which $900,000 was converted into Series A Preferred Stock) and the private sale of Preferred Stock. Prior to its initial public offering, the Company had raised $17.2 million from the sale of Preferred Stock. At June 30, 1999, the Company's primary sources of liquidity included cash and cash equivalents of $44.3 million and short-term investments of $17.4 million.

      The Company generated cash from operating activities of $18.6 million in fiscal 1999 and $14.0 million in fiscal 1998 related primarily to income from operations and increases in deferred revenues and accrued liabilities. The Company used cash from operating activities of $175,000 in fiscal 1997. The increased use of cash for operating activities in fiscal 1997 was attributable primarily to an increase in accounts receivable of approximately $13.4 million, offset in part by an increase in deferred revenues of approximately $7.7 million.

      The Company used cash for the purchase of property and equipment totaling $9.3 million, $12.6 million and $7.2 million in fiscal 1999, 1998 and 1997, respectively.

      The Company generated cash of $9.0 million and $3.4 million from financing activities in fiscal 1999 and 1998, respectively, related to proceeds from the exercise of stock options and the sale of stock under the Employee Stock Purchase Plan. The Company generated cash of $49.9 million from financing activities in fiscal 1997 primarily related to its initial public offering and the sale of Series C Preferred Stock.

      The Company has established subsidiaries in foreign countries, including Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Singapore, South Africa, Spain, Sweden and the United Kingdom, which function primarily as sales offices in those locations. The Company expects to establish offices in other foreign countries as it continues to expand its international operations. The capital expenditures necessary to establish a foreign office are not significant, and, accordingly, the Company does not expect that the establishment of these subsidiaries will have a material adverse effect on its liquidity and capital resources.

      The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and capital requirements for at least the next twelve months.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Disclosures about Market Risk

      Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company's investments consist primarily of tax-exempt debt securities, are classified as available for sale and are stated at fair value. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk.

Table of Investment Securities:

(in thousands)                            Principal          Average
                                           Amount         Interest Rate
                                       ----------------------------------
Cash and cash equivalents                 $44,271             3.0%
Short-term investments                     17,426             3.12%
                                       ----------------------------------
Total cash and investment securities      $61,697


      Currency Rate Risk. The Company's subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies, and therefore there are no appropriate quantitative disclosures.

      The Company's primary currency rate risk exposures relates to:

      . The Company's decentralized operations, whereby approximately 50% of the Company's revenues are derived from operations outside the United States, denominated in currencies other than the U.S. dollar.

      . The Company's investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies, and

      . The location of the Company's operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. dollar.

      Currency rate risks are managed primarily through the Company's financial management of operations on a decentralized basis; individual markets are not necessarily impacted by changes in currency exchange rates. Subsidiaries operating in high or hyper-inflationary environments protect margins by
adjusting prices based on U.S. pricing conversion methods.   The Company does
not use forward contracts. All foreign currency transactions are marked to market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized cumulative translation loss was $384,000 and $312,000 for fiscal years 1999 and 1998, respectively.

Item 8.   Financial Statements and Supplementary Data

      Index to Consolidated Financial Statements:

Page                  Description
--------------------------------------------------------------------------------
 34      Report of Independent Public Accountants

 35      Consolidated Balance Sheets--June 30, 1999 and 1998

 36      Consolidated Statements of Operations for the years ended
         June 30, 1999, 1998 and 1997

 37      Consolidated Statements of Shareholders' Equity for the years ended
         June 30, 1999, 1998 and 1997

 39      Consolidated Statements of Cash Flows for the years ended
         June 30, 1999, 1998 and 1997

 41      Notes to Consolidated Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genesys Telecommunications Laboratories, Inc.:

      We have audited the accompanying consolidated balance sheets of Genesys Telecommunications Laboratories, Inc. (a California Corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesys Telecommunications Laboratories, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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


                                  Arthur Andersen LLP


San Jose, California
July 20, 1999

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                 June 30,
                                                            1999         1998
                                                            -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $ 44,271     $ 30,256
   Short-term investments                                 17,426       16,985
   Accounts receivable, net of allowance for
     doubtful accounts of $875 and $789, respectively     44,802       28,007
   Prepaid expenses and other                              8,229        8,314
                                                        ---------------------
          Total current assets                           114,728       83,562
PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization                17,026       14,675
INTANGIBLES, net                                           8,190        1,694
OTHER ASSETS                                               7,563        4,769
                                                        ---------------------
                                                        $147,507     $104,700
                                                        =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                         $     --     $    243
   Current portion of long-term obligations                   65           33
   Accounts payable                                        3,328        4,520
   Accrued payroll and related benefits                    5,585        3,702
   Other accrued liabilities                               7,236        5,674
   Deferred revenues                                      21,259       16,805
                                                        ---------------------
      Total current liabilities                           37,473       30,977
                                                        ---------------------
LONG-TERM OBLIGATIONS, net of current portion                 66          102
                                                        ---------------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value:
      Authorized--120,000,000 shares
      Issued and outstanding-- 24,844,309 shares
        in 1999 and 22,415,222 shares in 1998            112,920       73,576
   Shareholder notes receivable                             (686)        (440)
   Accumulated comprehensive loss                           (572)        (188)
   Deferred stock compensation                              (964)      (1,220)
   Retained earnings (accumulated deficit)                  (730)       1,893
                                                        ---------------------
      Total shareholders' equity                         109,968       73,621
                                                        ---------------------
                                                        $147,507     $104,700
                                                        =====================

-------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

?????????
                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                             For the Years Ended June 30,
                                             1999          1998            1997
-----------------------------------------------------------------------------------
REVENUES:
           License                         $113,620          $68,973        $31,919
           Service                           25,488           15,695          5,619
                                           ----------------------------------------
                     Total revenues         139,108           84,668         37,538
                                           ----------------------------------------
COST OF REVENUES:
           License                            4,980            3,342          1,615
           Service                           18,761           10,554          3,881
                                           ----------------------------------------
                     Total cost of           23,741           13,896          5,496
                      revenues
                                           ----------------------------------------
GROSS MARGIN                                115,367           70,772         32,042
OPERATING EXPENSES:                        ----------------------------------------
           Research and development          24,378           15,308          9,382
           Sales and marketing               51,177           35,705         16,042
           General and administrative        11,587            8,462          5,432
           Non-recurring charges             15,488              905             --
           Purchased in process               6,600               --             --
            research and development
                     Total operating        109,230           60,380         30,856
                      expenses             ----------------------------------------
INCOME FROM OPERATIONS                        6,137           10,392          1,186
OTHER INCOME (EXPENSE):                    ----------------------------------------
           Interest income (expense),         1,678            1,552             --
            net
           Other, net                          (496)              --            237
                                           -----------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES      7,319           11,944          1,423
PROVISION FOR INCOME TAXES                    9,942            4,010            649
                                           ----------------------------------------
NET INCOME (LOSS)                          $ (2,623)         $ 7,934        $   774
                                           -----------------------------------------
BASIC NET INCOME (LOSS) PER SHARE            $(0.11)           $0.37          $0.05
                                           -----------------------------------------
DILUTED NET INCOME (LOSS) PER SHARE          $(0.11)           $0.30          $0.04
                                           -----------------------------------------
BASIC WEIGHTED AVERAGE COMMON SHARES         23,328           21,590         14,148
                                           -----------------------------------------
DILUTED WEIGHTED AVERAGE COMMON SHARES       23,328           26,747         20,299
                                           -----------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)


                                                                                 Shareholder Accumulated     Deferred
                                                                                   Notes     Comprehensive    Stock     Accumulated
                                   Preferred Stock          Common Stock         Receivable  Income (Loss) Compensation  Deficit
                                 Shares      Amount        Shares      Amount
-----------------------------   ---------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1996            2,797,878    $  8,995   11,986,099    $   628      $ (112)    --       $   (73)    (6,815)
Exercise of stock options               --          --        895,561        347        (108)    --            --         --
Issuance of Common Stock                --          --        608,500        466        (234)    --            --         --
Issuance of Common Stock in
 connection with
 initial public offering                --          --      2,375,000     38,268         --      --            --         --
Issuance of Common Stock in
 connection with the
 Acquisition of a subsidiary            --          --        675,000      2,025
Issuance of Series C
 Preferred Stock                     854,363       9,101          --         --          --      --            --         --
Exercise of Warrants
Conversion of                           --          --        420,282      2,500         --      --            --         --
 Preferred Stock into
 Common Stock                     (3,652,241)    (18,096)   3,652,241     18,096         --      --            --         --
Issuance of Common
 Stock Warrants                         --          --            --         650         --      --            --         --
Repurchase of Common
 Stock                                  --          --       (112,500)        (9)        --      --            --         --
Cumulative Translation
 Adjustment                             --          --            --         --          --      124           --         --
Payment on shareholder
 notes receivable                       --          --            --         --           20     --            --         --
Deferred stock compensation             --          --            --       1,838         --      --        (1,838)        --
Amortization of deferred stock
 compensation                           --          --            --         --          --      --           214         --
Net income                              --          --            --         --          --      --            --        774
                           -------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1997                 --          --     20,500,183     64,809        (434)    124       (1,697)    (6,041)
Exercise of stock
 options                                --          --      1,844,466      3,501         (90)     --           --         --
Common stock issued under employee
 stock purchase plan                    --          --         70,573      1,081         --      --            --         --
Cumulative Translation
 Adjustment                             --          --            --         --          --     (312)          --         --
Payment on shareholder
 notes receivable                       --          --            --         --           84     --            --         --
Amortization of
 deferred stock compensation            --          --            --         --          --      --           477         --
Income tax benefit of
 disqualifying dispositions             --          --            --       4,185         --      --            --         --
Net income                              --          --            --         --          --      --            --      7,934
                           -------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1998                 --          --     22,415,222     73,576        (440)   (188)      (1,220)     1,893
Exercise of stock
 options                                --          --      1,794,854      7,729        (686)    --            --         --
Common stock issued under employee
 stock purchase plan                    --          --        140,176      2,265
Issuance of Common Stock in
 connection with hiring CEO and Plato
 Acquisition                            --          --        202,500      5,963         --      --            --      5,963
Issuance of Common Stock in
 connection
with Next Age acquisition               --          --        556,557     12,998         --      --            --
Repurchase of Common
 Stock                                  --          --       (265,000)       (24)        --      --            --        --
Valuation of stock
 options accelerated                    --          --            --       3,370         --      --            --
Cumulative Translation
 Adjustment                             --          --            --         --          --     (384)          --
Payment on shareholder
 notes receivable                       --          --            --         --          440     --            --
Amortization of
 deferred stock
 compensation                           --          --            --         --           --     --           256        --
                                Total
                                Share-     Compre-
                                holders'   hensive
                                Equity     Income
                                (Deficit)  (Loss)
                             --------------------------
BALANCES, JUNE 30, 1996           2,623
Exercise of stock options           239
Issuance of Common Stock            232
Issuance of Common Stock in
 connection with
 initial public offering         38,268
Issuance of Common Stock in
 connection with the
 Acquisition of a subsidiary      2,025
Issuance of Series C
 Preferred Stock                  9,101
Exercise of Warrants
Conversion of                     2,500
 Preferred Stock into
 Common Stock                       --
Issuance of Common
 Stock Warrants                     650
Repurchase of Common
 Stock                               (9)
Cumulative Translation
 Adjustment                         124    $  124
Payment on shareholder
 notes receivable                    20
Deferred stock compensation         --
Amortization of deferred stock
 compensation                       214
Net income                          774       774
                           ---------------------------
BALANCES, JUNE 30, 1997          56,761    $  898
                                          ========
Exercise of stock
 options                          3,411
Common stock issued under employ
 stock purchase plan              1,081
Cumulative Translation
 Adjustment                        (312)   $ (312)
Payment on shareholder
 notes receivable                    84
Amortization of
 deferred stock
 compensation                       477
Income tax benefit of
 disqualifying
 dispositions                     4,185
Net income                        7,934     7,934
                           ---------------------------
BALANCES, JUNE 30, 1998          73,621    $7,622
                                         ========
Exercise of stock
 options                          7,043
Common stock issued under employ
 stock purchase plan              2,265
Issuance of Common Stock in
 connection with hiring CEO
 and Plato Acquisition            5,963
Issuance of Common Stock in
 connection with Next Age
 acquisition                     12,998
Repurchase of Common
 Stock                              (24)
Valuation of stock
 options accelerated              3,370
Cumulative Translation
 Adjustment                        (384)   $ (384)
Payment on shareholder
 notes receivable                   440
Amortization of
 deferred stock
 compensation                       256

 Income tax benefit of
  disqualifying dispositions       --          --         --       7,043    --     --       --        --       7,043
 Net loss                          --          --         --         --     --     --       --      (2,623)   (2,623) (2,623)
                               ----------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1999           --       $   --  24,844,309   $112,920  $(686) $(572)  $ (964)   $  (730) $109,968 $(3,007)
                               ==============================================================================================

  The accompanying notes are an integral part of these consolidated financial statements

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
--------------------------------------------------------------------------------

                                                                                                            For the Years Ended
                                                                                                                  June 30,
                                                                                                       1999        1998        1997
                                                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                  $ (2,623)  $  7,934   $   774
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Amortization of deferred stock compensation                                                         256        477       214
       Depreciation and amortization                                                                     8,780      6,405     1,423
       Provision for doubtful accounts                                                                     622        889       212
       Valuation of stock options accelerated                                                            3,370         --        --
       Non-cash portion of non-recurring charges related to hiring CEO and acquisition of Plato          5,963         --        --
       Write-off of in-process research and development                                                  6,600         --        --
       Changes in operating assets and liabilities, net of acquisitions accounted for as a purchase
         (See Note 4):
           Accounts receivable                                                                         (17,304)   (10,599)  (13,366)
           Prepaid expenses and other                                                                      (55)    (4,434)   (2,442)
           Accounts payable                                                                             (1,209)     1,813     1,198
           Accounts payable to related parties                                                              --         --      (268)
           Accrued payroll and related benefits                                                          1,748      1,954       879
           Other accrued liabilities                                                                     7,763      4,874     3,513
           Deferred revenues                                                                             4,341      4,653     7,688
                                                                                                        ----------------------------
              Net cash provided by (used in) operating activities                                       18,252     13,966      (175)
                                                                                                        ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of short-term investments                                                              (35,514)   (45,509)       --
       Sale of short-term investments                                                                   35,073     28,523        --
       Purchases of property and equipment                                                              (9,056)   (12,551)   (7,162)
       Increase in other assets                                                                         (3,414)    (4,384)   (1,055)
       Cost to acquire subsidiary                                                                           --         --      (100)
                                                                                                        ----------------------------
              Net cash used in investing activities                                                    (12,911)   (33,921)   (8,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank line of credit                                                                    --          2     4,536
       Loan to related party                                                                              (390)        --        --
       Repayment of bank line of credit                                                                     --         --    (4,592)
       Principal payments on long-term obligations                                                         (33)    (1,216)     (151)
       Repayments of advances from related parties                                                          --         --       (25)
       Repayment of convertible debt to related parties                                                     --         --      (367)
       Repayment of promissory note                                                                       (243)        --        --
       Payment of shareholder notes receivable, net                                                        440         84        20
       Repurchases of Common Stock                                                                         (24)        --        (9)
       Proceeds from sales of preferred stock                                                               --         --     9,101
       Proceeds from sales of common stock                                                               9,308      4,492    41,239
                                                                                                        ----------------------------
              Net cash provided by financing activities                                                  9,058      3,362    49,752
                                                                                                        ----------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                   (384)      (311)       --
                                                                                                        ----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    14,015    (16,904)   41,260
CASH AND CASH EQUIVALENTS:
       Beginning of Year                                                                                30,256     47,160     5,900
                                                                                                        ----------------------------
       End of Year                                                                                    $ 44,271   $ 30,256  $ 47,160
                                                                                                      ========   ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid for interest                                                                         $     71    $    48  $     42
                                                                                                      ------------------------------
       Cash paid for taxes                                                                            $    772    $ 2,366  $    194
                                                                                                      ------------------------------
ADDITIONAL DISCLOSURES OF NON-CASH TRANSACTIONS:
       Equipment capital lease                                                                        $     --    $    --  $    175
       Prepaid insurance financing                                                                          --         --       588
       Common Stock issued to acquire subsidiary                                                            --         --     2,193
       Fair market value of warrants issued                                                                 --         --       650
       Conversion of preferred stock into common stock                                                      --         --    18,096
       Issuance of Common Stock for shareholder notes receivable                                           685         90       342

       Income tax benefit of                  7,042       4,185          --
        disqualifying dispositions

       Common Stock issued to acquire         5,963          --          --
        Plato

       Common Stock issued to acquire        12,998          --          --
        Next Age

       Valuation of stock options             3,370          --          --
        accelerated

The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

1.    THE COMPANY

      Genesys Telecommunications Laboratories, Inc. (formerly Enhanced Voice Processing, Inc.), was incorporated in California on October 11, 1990. Genesys Telecommunications Laboratories, Inc. and subsidiaries (the "Company") are involved in the design, development, marketing and support of a suite of Computer Telephony Integration ("CTI") products, including platform and applications software that enable organizations to integrate critical business information and computing resources with telephony and other telecommunications media. The Company's products are marketed primarily in North America, Europe and Asia.


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

  Impairment of Long Lived Assets

      The Company reviews long lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 1999, no impairment losses have been incurred.

  Revenue Recognition

      The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through value-added resellers ("VARs"). The Company also generates revenues from sales of post-contract support, consulting and training services performed for customers who license the Company's products.

      The Company recognizes revenues and records estimated warranty and returns reserves from software license agreements with end users and VARs according to the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended, which superseded SOP No. 91-1. License revenues are recognized upon shipment if there is persuasive evidence of an agreement, the fee is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate the total arrangement fee between all elements. If a software license agreement provides for

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If a software license agreement provides for the delivery of software products and significant customization and modification services, product and service revenue is recognized on a percentage of completion basis in relation to costs incurred in the arrangement.

      Customers who purchase post-contract customer support services under maintenance agreements have the right to receive unspecified product updates, upgrades and enhancements. Customers that do not purchase post-contract customer support must purchase product updates, upgrades and enhancements under separate agreements that are subject to the criteria of the Company's revenue recognition policy.

      Revenues from post-contract customer support services are recognized ratably over the term of the support period. If post-contract customer support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such post-contract customer support services to customers. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed.

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

  Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's investments consist of tax-exempt debt securities and certificates of deposit with original maturities of three months or less and money market accounts.

  Short-term Investments

      The Company's investments, which consist primarily of tax-exempt debt securities, are classified as available-for-sale and stated at fair value. The difference between cost and fair value of all of the Company's short-term investments is insignificant. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." The cost of securities sold is based upon the specific identification method. All available-for-sale securities are classified as current assets and mature within 12 months.

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

  Software Development Costs

      The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. The Company capitalized approximately $4.8 million of software development in fiscal 1999, $1.9 in fiscal

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

1998 and $450,000 in fiscal 1997. The $4.8 million capitalized in fiscal 1999 includes the $2.2 million of purchased software recorded as a result of the Next Age acquisition (See Note 4). Net software development costs are included in other assets.

      Amortization of capitalized software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally three years). The Company amortized $995,000 of capitalized software development costs in fiscal 1999 and $256,000 in fiscal 1998. No amortization was recorded in fiscal 1997 as these costs were incurred and capitalized near the end of the fiscal year.

      Research and development costs, not capitalized under SFAS 86, are expensed as incurred.

  Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," requires companies to report an additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The Company has integrated the presentation of comprehensive income (loss) with the Consolidated Statement of Shareholders' Equity.

  Intangibles

      Intangibles include goodwill, which represents the amount of purchase price in excess of the fair value of the tangible net assets in acquisitions completed by the Company and are amortized on a straight-line basis over a period of five to seven years. Goodwill is evaluated quarterly for impairment and written down to net realizable value if necessary. No impairment has been recorded to date. Intangible assets also include tradenames and assembled work forces that are amortized on a straight-line basis over a period of five to seven years. Intangible assets consist of the following at June 30 (in thousands):

-------------------------------------------------------------------
                                                   1999      1998
                                                  -----------------
         Goodwill                                 $7,953     $2,093
         Work force and trade names                  934         --
                                                  -----------------
                                                   8,887      2,093
         Less:  Accumulated amortization            (697)      (399)
                                                  -----------------
                                                  $8,190     $1,694
                                                  =================

  Non-Recurring Charges

      In connection with the hiring of the Company's Chief Executive Officer, Ori Sasson, and the acquisition of Plato in December 1998 (see Note 4), the Company recorded non-recurring charges totaling $11.6 million related to compensation, consisting of common stock valued at $6.0 million and $5.6 million of tax reimbursements paid or accrued to Mr. Sasson and an additional $0.8 million of compensation paid or accrued to other Plato employees. In addition, the Company recorded $3.1 million related to an employment and severance agreement with the Company's former President and Chief Financial Officer as a result of acceleration of unvested stock options. As of June 30, 1999 the Company had paid all tax reimbursements to Ori Sasson.

      Additionally, during fiscal 1999, the Company recorded $300,000 related to other employment and severance agreements that called for the acceleration of unvested stock options.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  Purchased In-Process Research and Development ("IPR&D")

      In connection with the acquisition of Next Age Technologies, Inc. ("Next Age"), the Company allocated $6.6 million to purchase IPR&D for the year ended June 30, 1999 (see Note 4). This amount was expensed because the IPR&D projects identified had not yet reached technological feasibility and had no alternative future use.

      The allocation to IPR&D during the year ended June 30, 1999 was evaluated based on the SEC's current views regarding valuation methodologies. The value allocated to IPR&D was determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the net cash flows back to their present value. Each of the project forecasts were based upon future discounted cash flows, taking into account the stage of development of each in-process project, the cost to develop that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. In each case, the selection of the applicable discount rate was based on consideration of the Company's weighted average costs of capital, as well as other factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. If the projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may be impaired. Following is a discussion of the allocation to IPR&D during the year ended June 30, 1999.

      At the acquisition date, Next Age was conducting development, engineering, and testing activities associated with the following future versions and products (collectively, "the Products"); a) Single-site Workforce Manager, b) Multi-site Workforce Manager, c) Multi-site/Multimedia Workforce Manager and d) Next Generation Workforce Manager. Next Age products are designed to optimize the management, staffing, scheduling and productivity of contact center employees. Upon completion, Single-site and Multi-site Workforce Manager will be made available to customers with an SQL server database. Multi-site/Multimedia Workforce Manager is expected to provide users with additional functionality and the ability to transfer information data through web-based and e-mail-based channels. Next Generation Workforce Manager is expected to allow users to channel the flow of data through Internet based platforms. At the acquisition date, Next Age was approximately 70%, 60%, 80% and 25% complete with development of the Single-site Workforce Manager, Multi-site Workforce Manager, Multi-site/Multimedia Workforce Manager and Next Generation Workforce Manager, respectively. The Company expects that the Products will be completed in fiscal 2000, after which the Company expects to begin generating economic benefits from the value of the completed IPR&D. Revenues attributable to the Products were estimated to be $10.4 million in fiscal 2000 and $23.9 million in fiscal 2001. IPR&D revenue, as a percentage of total projected Company revenue, was expected to peak in fiscal 2002 and decline thereafter as new product technologies were expected to be introduced by the Company. Operating expenses average 65% over the projection period. The costs to complete the IPR&D were expected to be $2.3 million in fiscal 2000 and $4.5 million in fiscal 2001. Risk-adjusted discount rates of 26% to 30% were utilized to discount projected cashflows.

  Net Income (Loss) Per Share

      Basic net income (loss) per share is calculated based on the weighted average number of common share outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation of dilutive net loss per share as their effect is anti-dilutive.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

      Basic and Diluted Weighted Average Common and Potential Common Shares presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):

--------------------------------------------------------------------------------------------
                                                                    Year Ended June 30,
                                                                1999       1998       1997
                                                                ----------------------------
       Weighted average common shares outstanding               23,328     20,923     13,481
       Shares issued in acquisition of Forte                        --        667        667
                                                                ----------------------------
       BASIC WEIGHTED AVERAGE COMMON SHARES                     23,328     21,590     14,148
                                                                ----------------------------
       Convertible Preferred Stock                                  --         --      3,090
       Weighted average options and warrants for common stock       --      5,157      3,061
                                                                ----------------------------
       DILUTED WEIGHTED AVERAGE COMMON SHARES                   23,328     26,747     20,299
                                                                ----------------------------
--------------------------------------------------------------------------------------------

Approximately 3,226,000 common stock equivalents were excluded from diluted weighted average common shares for the year ended June 30, 1999 as their effect would have been anti-dilutive.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133-an Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, such that SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will not have a material impact on the financial condition or results of the operations of the Company.

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition,'" which defers for one year the application of provisions SOP 97-2, which limits what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, "Software Revenue Recognition," to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has adopted SOP 97-2, as amended. The adoption of SOP 97-2 did not have a material impact on the Company's business practices or revenue recognition.

      In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 applies to all non-governmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 will not have a material impact on the financial condition or results of the operations of the Company.

      In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

activities related to organizing a new entity (commonly referred to as organization costs). This SOP provides guidance on accounting for the costs of start-up activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 will not have a material impact on the financial condition or results of the operations of the Company.

3.    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of June 30, 1999, approximately 17% of accounts receivable were concentrated with two customers and as of June 30, 1998, approximately 15% of accounts receivable were concentrated with two customers. The Company generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company provides reserves for credit losses and such losses have been insignificant in all periods presented in the accompanying consolidated financial statements.

      For cash equivalents, the carrying amount approximates fair value because of the short maturity of those instruments. For debt, the fair value is estimated based on market prices for similar debt instruments, and the carrying amount approximates fair value. Substantially all of the Company's cash and cash equivalents are held in five financial institutions.

4.    ACQUISITIONS

      In June 1999, the Company acquired all of the outstanding common stock of Next Age Technologies, Inc., a California corporation ("Next Age"). Next Age software products are designed to optimize the management, staffing, scheduling and productivity of contact center employees. Pursuant to the terms of the acquisition, the Company issued 556,557 shares of its Common Stock in exchange for all outstanding shares of Next Age Common Stock, and issued options to purchase 25,068 shares of the Company's Common Stock in exchange for all outstanding Next Age Stock options. A total of 97,918 shares have been placed into an escrow subject to the satisfaction of all representations and warranties under the terms and conditions of the Merger Agreement. The merger was accounted for as a purchase; accordingly, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The valuation was based on accepted appraisal methodologies used at the time of the allocation.

      The total purchase price was $14.6 million. Management estimates that $6.6 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition (see Note 2). Additionally, the Company allocated $2.2 million, $0.9 million, and $4.9 million of the purchase price to acquired software, workforce and trade names, and goodwill, respectively. These intangible assets are being amortized on a straight-line basis over four to seven years.

      The results of operations of Next Age are included in the Company's financial statements from the date of acquisition forward. Comparative pro forma financial information has not been presented, as the operations of Next Age were not material to the Company's consolidated financial statements.

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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

satisfaction of all representations and warranties under the terms and conditions of the Merger Agreement. The Company recorded the fair value of net assets purchased from Plato, which consisted of certain technology to be incorporated into the Genesys products, totaling $382,000 as of December 31, 1998.

      As the acquisition of Plato was consummated in connection with the election of Ori Sasson as Chief Executive Officer and a member of the Board of Directors of the Company, in December 1998 the Company recorded as expense the portion of the shares and options issued that represented compensation to Mr. Sasson and other Plato employees. Deferred compensation totaling $800,000 related to unvested options will be amortized over the remaining vesting period of the options of approximately four years. In addition, the Company recorded as expense its reimbursement to Mr. Sasson of the tax liabilities associated with this compensation. The total amount of compensation expense and related tax reimbursements associated with this transaction was approximately $12.4 million, and was reflected as part of a non-recurring charge in the Company's financial statements in fiscal 1999. (See Note 2)

      In December 1997, the Company acquired all of the outstanding common stock of Forte Advanced Management Software, Inc. ("Forte") in exchange for approximately 667,099 shares of the Company's common stock. The Company also assumed Forte's outstanding options, which were converted to options to purchase 90,349 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to reflect the acquisition on a pooling of interests basis.

      Net revenue and income of the separate companies, accounted for as a pooling of interests, for the years ended June 30, 1998 and 1997 were (in thousands):

------------------------------------------------------------------------------------
                                          Genesys         Forte Advanced
                                     Telecommunications     Management
                                     Laboratories, Inc.   Software, Inc.    Combined
                                     ------------------   --------------    --------
      Year Ended June 30, 1998:
          Total Revenue                         $81,516           $3,152     $84,668
          Net Income (Loss)                       8,485             (551)      7,934
      Year Ended June 30, 1997:
          Total Revenue                         $34,889           $2,649     $37,538
          Net Income (Loss)                       1,616             (842)        774
------------------------------------------------------------------------------------

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

------------------------------------------------------------------------------------
                                                                June 30,
                                                           1999        1998
                                                           ----        ----
      Computer and office equipment                      $ 16,576     $13,048
      Furniture and fixtures                                2,306       2,056
      Leasehold improvements and other                     11,731       6,411
                                                         --------     -------
                                                           30,613      21,515
      Less: accumulated depreciation and  amortization    (13,587)     (6,840)
                                                         --------     -------
                                                         $ 17,026     $14,675
                                                         ========     =======
------------------------------------------------------------------------------------

      Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $282,000 as of both June 30, 1999 and 1998, respectively. Accumulated amortization on the leased assets was approximately $135,000 and $176,500 at June 30, 1999 and 1998, respectively.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

6.    COMMITMENTS AND LONG-TERM OBLIGATIONS

      In June 1997, the Company entered into a long-term note payable with a vendor. The note is unsecured and bears interest at 6.74% per annum. The note was paid in full during fiscal 1999.

      The Company leases its facilities under noncancellable operating lease agreements, which expire on various dates through September 2003.

      Minimum future payments under noncancellable capital and operating leases as of June 30, 1999 are summarized as follows (in thousands):

                                            Capital    Operating
                Fiscal Year                 Leases      Leases
                                           -------    ---------
      2000                                    $ 59      $ 3,873
      2001                                      58        2,788
      2002                                      29        2,594
      2003                                      --        1,044
      2004 and thereafter                       --        2,731
                                              ----      -------
          Total minimum payments               146      $13,030
                                                        =======
      Less: Amount representing
       interest at 6.74% to 19%                (15)
                                              ----
      Present value of minimum payments        131
      Less: Current portion                    (65)
      Long-term portion                       $ 66
                                              ====

      Rent expense was approximately $4,099,000, $3,574,000 and $1,155,000 in fiscal 1999, 1998 and 1997, respectively.

7.    LITIGATION

      On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). On November 20, 1998, the Company and GeoTel entered into a settlement agreement concerning the patent dispute on terms that neither company believes are material to its financial results. Pursuant to the settlement, GeoTel will receive a pre-determined license fee for certain products paid over a fixed period of time in exchange for a nonexclusive, irrevocable license to use the technology covered by the GeoTel Patent or any related patent in all present and future Genesys products which incorporate such technology. The license fee is expensed in the period in which it is paid, which approximates the useful life of the licensed technology.

      From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of June 30, 1999, the Company was not a party of any legal proceedings that, if decided adversely to the Company, would, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

8.    RELATED PARTY TRANSACTIONS

      In April 1999, the Company provided Next Age with a loan to borrow up to $1.5 million, of which $390,000 was outstanding at the time of the acquisition of Next Age (see Note 4). In connection with the acquisition, the $390,000 outstanding loan was forgiven and taken into consideration as part of the Next Age acquisition purchase price.

9.    COMMON STOCK AND PREFERRED STOCK

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

  Restricted Stock Purchase Agreements

      Since inception, the Company has sold an aggregate of 6,281,500 shares of Common Stock to certain employees in connection with their employment and to certain vendors. All of these shares were sold at the fair market value as of the date of purchase as determined by Board of Directors. All of these shares are subject to stock repurchase agreements whereby the Company has the right to repurchase unvested shares upon termination of employment or engagement at the original price paid for the shares. Vesting generally occurs 25% on the first anniversary date of employment or engagement and monthly thereafter over the following 36 months. As of June 30, 1999, an aggregate of 773,500 shares of Common Stock have been repurchased under these agreements, and 372,312 shares are subject to the Company's repurchase right at prices ranging from $0.0167 to $0.375 per share.

  Stock Plans

      In March 1997, the Board adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which serves as a successor to the Company's 1995 Stock Option Plan
(the "1995 Plan"). All shares issued under the 1995 Plan were transferred to the 1997 Plan upon the effectiveness of the Company's initial public offering. The Company has reserved shares of Common Stock for issuance under the 1997 Plan equal to the sum of (i) the shares which remained available for issuance under the 1995 Plan, including the shares subject to outstanding options thereunder, and (ii) an additional increase of 2,400,000 shares. During 1999, the Company's shareholders approved an additional increase of 2,500,000 shares. In addition, upon the completion of each fiscal year of the Company, beginning with the 1999 fiscal year, the share reserve will automatically be increased on the first trading day of July each year by a number of shares equal to five percent (5%) of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding calendar month. Accordingly, on July 1, 1998, the share reserve was automatically increased by 1,120,761 shares.

      The 1997 Plan is divided into four separate components: (i) the Discretionary Option Grant Program, under which eligible individuals in the Company's employ or service (including officers and other employees, non-employee Board members and independent consultants) may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than the fair market value on the grant date, (ii) the Stock Issuance Program, under which such individuals may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, either through the purchase of such shares at a price not less than the fair market value at the time of issuance or as a fully-vested bonus for services rendered the Company, (iii) the Salary Investment Option Grant Program, under which executive officers and other highly compensated employees may elect to apply a portion of their base salary to the acquisition of special below-market stock option grants, and (iv) the Automatic Option Grant Program, under which option grants will automatically be made at

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to the fair market value on the grant date.

      Under the Company's 1997 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Options granted under the Option Plan generally expire ten years after the date of grant and vesting generally occurs 25% on the first anniversary date of employment or engagement and monthly thereafter over the following 36 months. As of June 30, 1999, a total of 14,313,595 shares of Common Stock have been authorized for grant under the 1997 Plan.

      On October 13, 1998, the Company simultaneously cancelled and re-issued 2,418,769 options to purchase shares of the Company's Common Stock issued under its 1997 Plan during a re-pricing of employee stock options, excluding stock options issued to executive officers and directors. Stock options that were re-priced had a weighted average exercise price of $26.47 per share and were re-issued at $12.50 per share.

      In June 1999, the Company acquired Next Age and assumed Next Age's outstanding options granted under its stock option plan ("Next Age Plan"), which were converted to options to purchase 25,068 shares of the Company's Common Stock. In December 1998, the Company acquired Plato and assumed Plato's outstanding options granted under its stock option Plan ("Plato Plan"), which were converted to options to purchase 42,500 shares of the Company's Common Stock. On December 31, 1997, the Company acquired Forte and assumed Forte's outstanding options granted under its stock option plan ("Forte Plan"), which were converted to options to purchase 90,349 shares of the Company's Common Stock. No further options are available for future grant under the Next Age, Plato or Forte stock option plans, and the Company has reserved for issuance shares of its Common Stock for the exercise of these stock options.

      In addition to stock option grants made under the plans described above, during fiscal 1999, the Company's Board of Directors' Compensation Committee made discretionary stock option grants to certain of its executive officers and key employees that were outside of any plan. The number of discretionary stock option grants issued as of June 30, 1999 was 3,080,000. Vesting generally occurs 25% on the first anniversary date of employment or engagement and monthly thereafter over the following 36 months. Future discretionary grants may be made if the Compensation Committee deems it necessary to attract the services of key individuals essential to the Company's long-term growth and success.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

      Details of option activity under the 1997 Plan (including activity under the 1995 Plan); Forte Plan; Next Age Plan; Plato Plan; and the discretionary grants (collectively, the "Plans") are as follows:

----------------------------------------------------------------------------------------------------
                                                                          Options Outstanding
                                     Shares
                                    Available         Number of                            Weighted
                                    For Grant          Shares          Price Per Share      Average
                                   -----------        ---------      -------------------    --------
Balances, June 30, 1996                676,334        2,636,500       $0.02   -$  .23         $ 0.04
       Authorized                    7,380,000               --         --         --             --
       Granted                      (5,695,500)       5,695,500       $0.38   -$18.00         $ 5.66
       Exercised                            --         (895,561)      $0.02   -$ 7.50         $ 0.39
       Canceled                        212,436         (212,436)      $0.02   -$10.00         $ 0.66
                                   -----------------------------------------------------------------
Balances, June 30, 1997              2,573,270        7,224,003       $0.02   -$18.00         $ 4.41
       Authorized                           --               --          --        --             --
       Granted outside of 1997 Plan         --           90,349       $12.00  -$12.00         $12.00
       Granted under 1997 Plan      (2,166,100)       2,166,100       $26.38  -$31.25         $28.11
       Exercised                            --       (1,844,466)      $0.02   -$18.00         $ 1.58
       Canceled                        517,041         (517,041)      $0.02   -$30.00         $ 9.24
                                   -----------------------------------------------------------------
Balances, June 30, 1998                924,21         7,118,945       $0.02   -$18.00         $12.05
       Authorized                    3,620,761                           --        --             --
       Granted outside of
       1997 Plan                     7,140,369        3,148,108       $0.40   -$21.75         $12.89
       Granted under 1997 Plan      (7,139,829)       7,139,829       $0.40   -$31.13         $14.23
       Exercised                            --       (1,794,854)      $0.02   -$15.00         $ 4.30
       Canceled                      4,473,717       (4,473,717)      $0.02   -$31.25         $19.84
                                   -----------------------------------------------------------------
Balances, June 30, 1999              1,878,860       11,138,311       $0.02   -$29.75         $12.17
                                   -----------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Shares granted outside of the 1997 Plan include the Forte Plan, Next Age Plan, Plato Plan and the discretionary grants.

For fiscal 1999, the price per share information for options canceled reflect exercise prices prior to the October 1998 repricing of non-executive employee stock options.

-----------------------------------------------------------------------------------------
                                       Options Outstanding            Options Exercisable

                              Number       Weighted   Weighted       Number     Weighted
                           Outstanding     Average    Average      Exercisable   Average
     Exer                  at June 30,    Remaining   Exercise      June 30,    Exercise
      Prices                  1999           Life      Price          1999        Price
------------------------------------------------------------ ---------------------------
$  0.0167 - $ 10.0000       1,846,143        7.34     $ 3.1452       842,774    $ 3.0954
$ 11.4375 - $ 11.4375       2,845,750        9.73     $11.4375        75,000    $11.4375
$ 12.0000 - $ 12.0000         696,892        9.74     $12.0000        52,884    $12.0000
$ 12.5000 - $ 12.5000       2,818,959        9.25     $12.5000       247,942    $12.5000
$ 14.0000 - $ 29.7500       2,930,567        7.75     $18.2925       261,405    $15.1398
----------------------------------------------------------------------------------------
$  0.0167 - $ 29.7500      11,138,311        8.69    $12.1744     1,480,005    $ 7.5357
----------------------------------------------------------------------------------------

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

      The weighted average fair values of options granted during fiscal 1999, 1998 and 1997 was $14.34, $12.00 and $12.00, respectively.

    ------------------------------------------------------------
                    Shares Subject to Repurchase
    ------------------------------------------------------------

                         Number Subject to
                           Repurchase at        Weighted Average
     Purchase Price         June 30,1999        Repurchase Price
    -----------------    -----------------      ----------------
    $ 0.0167                   296,062               $0.0167
    $ 0.2250                    65,000               $0.2250
    $ 0.3750                    11,250               $0.3750
    ------------------------------------------------------------
    $ 0.0167-$ 0.3750          372,312               $0.0807
    ------------------------------------------------------------

      As of June 30, 1999, 263,339 shares were vested and exercisable under the stock purchase provisions of the Plans.

      In connection with the issuance of stock options and common stock to employees and consultants, the Company has recorded deferred compensation in the aggregate amount of approximately $1.9 million, representing the difference between the deemed fair value of the Company's common stock and the issue price of the common stock or the exercise price of stock options at the date of grant. The Company is amortizing the deferred compensation expense over the applicable vesting period, which is typically four years. For fiscal 1999, 1998 and 1997, amortization expense was approximately $532,000, $477,000 and $176,000, respectively.

      Had compensation cost been determined under a fair value method described below, the Company's net income (loss) and net income (loss) per share would have resulted in the following pro forma amounts (in thousands except per share amounts):

        -----------------------------------------------------------------------
                                                        Year Ended June 30,
                                                  1999         1998        1997
                                                  ----         ----        ----
        Net income (loss):
           As reported                         $ (2,624)     $ 7,934     $  774
           Pro forma                           $(27,643)     $(3,271)    $ (747)
        Basic net income (loss) per share:
           As reported                         $  (0.11)     $  0.37     $ 0.05
           Pro forma                           $  (1.19)     $ (0.15)    $(0.05)
        Diluted net income (loss) per share:
           As reported                         $  (0.11)     $  0.30     $ 0.04
           Pro forma                           $  (1.19)     $ (0.15)    $(0.05)
        -----------------------------------------------------------------------


      The fair value of each option grant under the 1997 Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: risk-free rates ranging from 5-7% and corresponding to government securities with original maturities similar to the vesting periods; expected dividend yield of 0%; expected lives of 3 years beyond vest dates; and expected volatility of 77%, 56% and 115% in fiscal 1999, 1998 and 1997, respectively.

  1997 Employee Stock Purchase Plan

      In March 1997, the Board adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. As of June 30, 1999, 210,749 shares had been purchased under the Purchase Plan.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

Issuance of Warrants

  Warrants Issued to Series C Shareholders

      Concurrent with the closing of the sale of Series C Preferred Stock to two corporate investors, the Company issued warrants for the purchase of 449,664 shares of Common Stock to one investor exercisable at a price of $35.00 per share and 44,965 shares of Common Stock to the other investor exercisable at a price of 110% of the fair market value of Common Stock on the date such shares vest. The warrants expire in February 2004 and February 2000, respectively. Each of these warrants becomes exercisable upon the achievement of certain sales and development objectives specified in the warrant agreements. In accordance with SFAS 123 and related interpretations at the time, the Company recorded the aggregate estimated fair value of the warrants of $650,000 in February 1997, and will amortize the value of the warrants to cost of license revenues as the sales and development milestones are achieved. Amortization of the warrants is computed as the greater of (a) the ratio of current gross revenues generated to total revenue milestones under the agreement or (b) the straight-line method over the life of the agreement with MCI. Amortization expense recorded in fiscal 1999 and 1998 was approximately $162,500 and $203,000, respectively.

Shares Reserved for Issuance

      As of June 30, 1999, the Company has reserved shares of Common Stock for future issuance as follows:

          ------------------------------------------------
                                                Number of
                                                 Shares
                                              ------------
          Employee stock purchase plan.            289,251
          Exercise of stock options             13,017,171
          Exercise of warrants                     494,629
                                                ----------
                                                13,801,051
                                                ==========
          ------------------------------------------------

10.   INCOME TAXES

      The provision for income taxes consisted of the following
(in thousands):

         ------------------------------------------------
                                   Year Ended June 30,
                               1999       1998       1997
                             ----------------------------
         Current:
            Federal          $6,704     $3,738    $ 1,106
            State             1,108        544        150
            Foreign           1,785         68        461
                             ----------------------------
               Total          9,597      4,350      1,717
                             ----------------------------
         Deferred:
            Federal             397       (350)    (1,107)
            State               (51)        10         39
                             ----------------------------
               Total            346       (340)    (1,068)
                             ----------------------------
         Total Provision     $9,943     $4,010    $   649
                             ============================
         ------------------------------------------------

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

      The actual provision for income taxes differs from the statutory income tax provision as follows (in thousands):

                                                          Year Ended June 30,
                                                      1999       1998     1997
                                                      ----       ----     ----
            Statutory federal tax                   $2,562     $4,180    $ 793
            State tax, net of federal benefit          302        528      124
            Change in valuation allowance               --       (278)    (868)
            Foreign taxes                               70         68      460
            Tax exempt interest income                (469)      (560)      --
            Non-deductible compensation              6,061         --       --
            In-process research & development        2,576         --       --
            Research & development credits            (917)        --       --
            Other                                     (242)        72      140
                                                    ------     ------    -----
                                                    $9,943     $4,010    $ 649
                                                    ======     ======    =====

The components of the net deferred tax asset are as follows (in thousands):


                                                 Year Ended June 30,
                                                  1999       1998
                                                  ----       ----
            Reserves and accruals not currently deductible    $1,288     $1,343
            Tax credit carryforwards                             342        633
                                                              ------     ------
              Net deferred tax asset                          $1,630     $1,976
                                                              ======     ======

The net deferred tax asset is included in other current assets in the accompanying consolidated balance sheet.


11.   MAJOR CUSTOMERS

      The following customers accounted for 10% or more of total revenues in the periods indicated:

                                For the Years
                                Ended June 30,
                           1999      1998     1997
                           ----      ----     ----
            Customer A      *        14.1%    11.1%

      *  Less than 10% of total revenues

12.  SEGMENT INFORMATION

      The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group,

13.  SUBSEQUENT EVENTS (UNAUDITED)

      On Wednesday September 28, 1999, a press release was issued announcing that Alcatel has entered into a definitive agreement to acquire Genesys. The planned stock-for-stock transaction values Genesys at approximately $1.5 billion, on the basis of the current ten day average Alcatel American Depositary Shares (ADS) stock price of $28.

      This acquisition will be made by a merger under which shareholders of Genesys will be given 1.667 Alcatel ADS in exchange for one Genesys share. There is a "collar" on the deal so that the value for each given Genesys share will not exceed $55 or be less than $45. The Alcatel ADS is a US security that represents one-fifth of an Alcatel share and is listed on the NYSE. Completion of the acquisition is subject to the expiration or termination of applicable waiting periods under appropriate antitrust laws and approval by Genesys shareholders. The deal is expected to be completed in January 2000.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer, the Chief Financial Officer and various Vice Presidents of the Company. The Company is organized geographically and by line of business. The Company has two major line of business operating segments: license and service. The Company also evaluates certain subsets of business segments by service categories. While the Executive Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

---------------------------------------------------------------------------------------------
                                                       For the Years Ended June 30,
                                             1999                   1998                1997
                                           --------------------------------------------------
Revenues from unaffiliated customers:
License                                    $ 113,620            $  68,973            $ 31,919

Service revenue
Professional service                          13,603                7,360               2,817
Maintenance service                           11,885                8,335               2,802
                                          ---------------------------------------------------
Total service revenue                         25,488               15,695               5,619
                                          ---------------------------------------------------
                                          $  139,108            $  84,668            $ 37,538
                                          ===================================================
Cost of revenue:
License                                        4,980                3,342               1,615
Service                                       18,761               10,554               3,881
                                          ---------------------------------------------------
                                          $   23,741            $  13,896            $  5,496
                                          ===================================================

Geographic information:
----------------------------------------------------------------------------------------------------------
                                                    Year ended June 30 (in thousands):
                                   1999                       1998                         1997
                           ----------------------------------------------------------------------------
                                       Long Lived                 Long Lived                 Long Lived
                           Revenues      Assets        Revenues     Assets        Revenues     Assets
                           ----------------------------------------------------------------------------
United States              $ 69,628     $104,925       $ 47,295    $ 82,959       $ 25,107     $ 69,847
United Kingdom               29,416       22,039         17,835      12,341          6,902        6,780
France                        8,407        8,739          6,683       3,467             --           --
Germany                       5,744        4,136             --          --             --           --
Canada                        7,954        4,323          7,196       4,312          3,559        2,710
Japan                         2,647        1,797          1,580       1,230             --           --
Other Foreign Countries      15,312        1,548          4,079         391          1,970          608
                           ----------------------------------------------------------------------------
  Total                    $139,108     $147,500       $ 84,668    $104,700       $ 37,538     $ 79,945
                           ----------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


      Revenues generated from international sales of the Company's products, which includes export shipments originating in the United States to unaffiliated customers and sales to unaffiliated customers from the Company's foreign offices, represented 49.9%, 44.7% and 33.4% of total revenues in fiscal 1999, 1998 and 1997, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10.  Directors and Officers of the Registrant

      The information required by this item is incorporated herein by reference to the section entitled (i) "Executive Officers of the Registrant" at the end of
Part I of this report; (ii) "Information Regarding Nominees and Incumbent Directors" of the Genesys Proxy Statement for the Annual Meeting of Stockholders to be held on Friday, November 19, 1999 (the "Proxy Statement"); and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.  Executive Compensation

      The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation Committee Interlocks and Insider Participation"; (ii) "Compensation of Directors"; (iii) "Employment Contracts, Termination of Employment and Change-in-Control Arrangements"; and (iv) the following tables and their footnotes, Summary Compensation, Option Grants in Last Fiscal Year and Aggregated Option Exercises and Year-End Values.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation of Directors" and (ii) "Certain Transactions".


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

      3.   Exhibits.

3.1 Restated Articles of Incorporations, filed with the California Secretary of State on June 27, 1997

3.2/(2)/           Amended and Restated Bylaws

4.1                Reference is made to Exhibits 3.1 and 3.2

4.2/(1)/           Specimen Common Stock certificate

4.3/(1)/ Series A Preferred Stock Purchase Agreement, dated March 29, 1996 among Genesys and the investors named therein.

4.4/(1)/ Common Stock Purchase Warrant, dated April 26, 1996 between Genesys and Benchmark Capital Partners, L.P.

4.5/(1)/ Series B Preferred Stock Purchase Agreement, dated June 13, 1996 among Genesys and the investors named therein.

4.6/(1)/ Securities Purchase Agreement, dated February 26, 1997, between Genesys and MCI Telecommunications Corporation ("MCI").

4.7/(1)(4)/        Warrant to Purchase Share of Series C Preferred Stock, dated
                   February 26, 1997, between Genesys and MCI.

4.8/(1)/ Series C Preferred Stock and Warrant Purchase Agreement, dated February 26, 1997, between Genesys and Intel Corporation ("Intel").

4.9/(1)(4)/        Warrant to Purchase Shares of Series Preferred Stock, dated
                   February 26,1997, between Genesys and Intel.

4.10/(1)/          Stock Exchange Agreement, dated February 26, 1997, between
                   Genesys and Bruncor, Inc. ("Bruncor").

4.11/(1)/          Registration Rights Agreement, dated February 26, 1997, among
                   Genesys and the investors named therein.

10.1/(1)/          Credit Line with Imperial Bank, dated October 28, 1996.

10.2/(1)/          Facilities Lease, dated July 1, 1996, between Genesys and
                   1155 Market Partners, with modifications, dated January 21,
                   1997 and January 30, 1997.

10.3/(1)(4)/       Master Software License Agreement, dated January 31,
                   1996,including Addendum to Master License Agreement, dated
                   February 1, 1996, as amended on February 26, 1997 by and between Genesys and MCI.

10.4/(1)(4)/       Software Maintenance Agreement, dated January 31, 1996, as amended on February 26, 1997 by and between Genesys and MCI.

                   MANAGEMENT CONTRACT, COMPENSATORY PLAN, CONTRACT OR ARRANGEMENT (Exhibits 10.5 -- 10.21)

10.5/(1)/          Form of Indemnification Agreement entered into between
                   Genesys and its directors and officers.

10.6/(1)/          1995 Stock Option Plan, as amended.

10.7/(1)/          Form of Registrant's Restricted Stock Purchase Agreement.

10.8/(1)/          1997 Stock Incentive Plan and underlying agreements.

10.9/(1)/          Employee Stock Purchase Plan and underlying agreements.

10.10/(3)/         Form of Written Compensation Agreement, Notice of Grant and
                   Option Agreement.

10.11/(3)/         Plato Software Corporation 1998 Share Option Plan and
                   underlying agreements.

10.12/(3)/         Next Age Technologies, Inc. 1998 Equity Incentive Plan and
                   underlying agreements.

10.13/(2)/         Mutual Executive Separation and Independent Consulting
                   Agreement by and between Genesys and Gregory Shenkman, dated
                   October 27, 1998.

10.14/(2)/         Employment and Severance and Independent Consulting Agreement
                   by and between Genesys and Michael McCloskey, dated December
                   11, 1998.

10.15/(2)/         Employment Offer Letter by and between Genesys and Ori
                   Sasson, dated December 9, 1998.

10.16 Employment Offer Letter by and between Genesys and Richard DeGolia, dated March 5, 1996.

10.17 Employment Offer Letter by and between Genesys and Yuri Shtivelman, dated June 6, 1996.

10.18 Employment Offer Letter by and between Genesys and Donald Hunt, executed December 12, 1998.

10.19 Employment Offer Letter by and between Genesys and Christopher Brennan, dated April 8, 1999.

10.20              Employment Offer Letter by and between Genesys and Ad P.
                   Nederlof, dated February 5, 1999.

21.1               Subsidiaries of Genesys.

23.1               Consent of Independent Public Accountants.

27                 Financial Date Schedule (submitted for SEC use only).

---------------------
(1) Incorporated by reference to Genesys' Registration Statement on Form S-1 filed on April 3, 1997 (File No. 333-24479).
(2) Incorporated by reference herein to Genesys' Form 10-Q for the quarter ended December 31, 1998 and filed on February 16, 1999.
(3) Incorporated by reference herein to Genesys' Form S-8 filed on July 12, 1999.
(4)  Confidential treatment requested as to certain portions of these exhibits

(b)   Reports on Form 8-K.

      None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1999.

                                GENESYS TELECOMMUNICATIONS LABORATORIES, INC.



                                By: /s/Ori Sasson
                                    ------------------------------------
                                    Ori Sasson
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                      DATE
/s/Ori Sasson                   President, Chief Executive     September 27, 1999
-----------------------         Officer and
Ori Sasson                      Director


/s/Alec Miloslavsky             Chief Technical Officer and    September 27, 1999
-----------------------         Vice Chairman of the Board
Alec Miloslavsky


/s/Christopher Brennan          Chief Financial Officer and    September 27, 1999
-----------------------         Principal Financial Officer
Christopher Brennan


/s/Stacey M. Wilhelmsen         Corporate Controller and       September 27, 1999
-----------------------         Principal Accounting Officer
Stacey M. Wilhelmsen

/s/Gregory Shenkman             Chairman of the Board          September 27, 1999
-----------------------
Gregory Shenkman


/s/Bruce Dunlevie               Director                       September 21, 1999
-----------------------
Bruce Dunlevie

/s/Paul Levy                    Director                       September 27, 1999
-----------------------
Paul Levy

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


   Allowance for         Balance at       Additions                              Balance at
 Doubtful Accounts      Beginning of     Charged to                               End of
 Year ended June 30        Period          Expense     Write-Offs     Other       Period
 ------------------     ------------     ----------   -----------   ---------    ----------
        1999              $789,000        $621,944     ($566,430)    $30,366     $874,880
        1998              $377,000        $889,000    $ (477,000)         --     $789,000
        1997              $426,000        $212,000    $ (261,000)         --     $377,000

