Form 10-K/A
period 1999-06-30
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1999-10-28
CIK 1036436

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A
                                  -----------
                                Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                        Commission file number: 0-22605

                           GENESYS TELECOMMUNICATIONS
                           --------------------------
                               LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


        California                                     94-3120525
        ----------                                     ----------
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

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

Enhanced Customer Interactions

  The Company's solutions enable an organization to improve its interactions with its customers, resulting in increased customer satisfaction and loyalty. For example, the Genesys enterprise routing solution may be utilized for the real-time analysis of critical information, including a customer's account profile, financial position and the nature of past interactions, in order to direct incoming interactions to the representative with the skills, attributes and experience necessary to best address the customer's needs. In addition, the Company's products extend the boundaries of the call center to enable a customer inquiry to be routed to more specialized personnel located throughout the organization, regardless of their location. This becomes more 99, Genesys introduced to the market place its integrated Internet Suite and workforce management solutions extending the product line to meet new and existing challenges within the enterprise. These new products are described below.


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

Solutions Offerings
-------------------

  Genesys' Internet Contact Center Solution. The Genesys Internet contact center solution provides a means to handle both Internet-based and voice interactions to create a consistent customer interface irregardless of the media channel chosen by the customers. The solution routes incoming interactions through a "universal queue," which treats all media interactions moving through the contact center as manageable "events," so that the various media gateways - ACDs, IVRs, and media servers for e-mail, chat and VOIP -- interface and speak a common language. The Genesys Internet contact center solution supports the following Internet-based customer communication channels:

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

  Genesys' Workforce Management Solution: Genesys' workforce management solution allows contact center managers to analyze historical customer interaction statistics, accurately forecast customer service demands, and create appropriate staffing schedules to optimize the desired quality of service in the
contact center.   Traditional solutions are stand alone and only focused on
voice interactions. The Genesys workforce management solution is integrated to the Genesys framework and leverages the configuration of staffing and skills being used to manage the Interaction environment, but more importantly, a multi-switch, -call center, -media environment of today's complex enterprise. This new solution offers advanced capabilities to improve customer service and minimize payroll and telecommunications expenses. The Genesys workforce management solution also tracks adherence to staffing schedules and forecasted customer contact volumes in real time, giving contact center managers flexibility to make immediate, intra-day scheduling adjustments should customer contact volumes suddenly fluctuate.

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

  Genesys' Historical Reporting Solution.   Genesys historical reporting
solution tracks and stores data related to call center activity. It creates a historical record for each call, tracing its path from the moment the contact enters the call center, through transfers and conferencing, to the call's final termination. In addition to voice calls, the Genesys solution tracks e-mail and Web-based interactions, providing a comprehensive analysis of customer interactions. The solution integrates with major databases such as Oracle, Sybase, Informix, DB2, and Microsoft SQL Server. Managers can produce standard reports or create customized reports using a Genesys tool or any third-party reporting tool. Additional features include: the ability to analyze the entire call center operation across multiple platforms and sites, and accessibility from virtually any desktop with Netscape Navigator or Microsoft Internet Explorer.

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


Support Services

  Support services, including maintenance, implementation, consulting, installation and training, are an important element of the overall Genesys solution. The Company intends to devote additional resources to supporting its customers and providing training to indirect channels as the Genesys platform becomes more widely adopted. There can be no assurance the Company will be successful in its efforts to provide sufficient resources to expand its customer support capabilities. See "Risk Factors--Lengthy Sales Cycle" and
"--Dependence on Third-Party Resellers".

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


Competition

  The market for the Company's software products is highly competitive and subject to rapid technological change, and is significantly affected by new product introductions and other market activities of industry participants. To date, the Company experienced significant competition and expects competition to increase significantly in the future. The Company's principal competition currently comes from different market segments including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. These competitors include Aspect Telecommunications, Cisco Systems, Inc., Davox Corporation, Dialogic Corporation, Hewlett-Packard, IBM Corporation, IEX Corporation, Kana Communications, Lucent Technologies, Melita International, Northern Telecom, Quintus Corporation and Siebel Systems. The Company also competes to a lesser extent with new or recent entrants to the marketplace. The Company's competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, such competitors may be able to respond to new or emerging technologies and changes in customer requirements more expediently than the Company, or to devote greater resources to the development, promotion and sale of products than can the Company. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current or prospective customers. In addition, as the market for the Company's products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the market by acquiring or forming strategic alliances with competitors of the Company. Accordingly, it is likely that new competitors or alliances among competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition. Increased competition is likely to result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, changing customer requirements and competitors' innovations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Competition".


Intellectual Property

  The Company's success is heavily dependent upon its proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual provisions to protect its proprietary rights. The Company presently has 16 U.S. patents issued, and 13 for which the issue fee is paid and the patents will soon issue. In addition, Genesys has 111 U.S. patent applications, 41 PCT International applications, and 14 National applications in countries foreign to the U.S. (five in Japan, six in Europe, two in Canada, and one in Australia). See "Risk Factors--Protection of Intellectual Property."


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

Integration of Acquired Businesses into the Company; Risks Associated with Acquisitions

  The Company continually evaluates strategic acquisitions of businesses and technologies that would complement its products or enhance its market coverage or technological capabilities. In December 1998, Genesys acquired Plato Software Corporation and in June 1999, it acquired Next Age Technology, Inc.
The Company may continue to make such acquisitions and investments in the future and there are a number of risks that future transactions could entail. These risks include the following:

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

  The following directors were elected at the May Stockholders Meeting to serve until the next Annual Meeting, which is currently scheduled for November 19, 1999:

  . Gregory Shenkman, Chairman

  . Alec Miloslavsky, Vice Chairman

  . Ori Sasson

  . Bruce Dunlevie

  . Paul Levy

May Stockholders Meeting Results.

Proposal 1.  Election of Directors

         Director                      In favor                      Withheld                  Broker non-votes
---------------------------  ----------------------------  ----------------------------  ----------------------------
Gregory Shenkman                      17,301,348                       109,250                       n/a
Alec Miloslavsky                      17,303,287                       107,311                       n/a
Ori Sasson                            17,303,867                       106,731                       n/a
Bruce Dunlevie                        17,252,159                       158,439                       n/a
Paul Levy                             17,252,159                       158,439                       n/a

Proposal 2.  Ratification of Independent Public Accountants

            For                        Against                       Abstain                   Broker non-votes
---------------------------  ----------------------------  ----------------------------  ----------------------------
        17,382,080                     25,971                         2,547                             0

Proposal 3.  Amendment to the 1997 Stock Incentive Plan

            For                        Against                       Abstain                   Broker non-votes
---------------------------  ----------------------------  ----------------------------  ----------------------------
         8,239,666                     4,136,658                         9,296                     5,024,978

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their respective position and age as of August 31, 1999 are as follows:


Name                                      Age                                     Position
------------------------------------  -----------        ----------------------------------------------------------
Ori Sasson                                     37        President and Chief Executive Officer

Alec Miloslavsky                               36        Vice Chairman of the Board and Chief Technical Officer

Christopher D. Brennan                         42        Chief Financial Officer and Senior Vice President,
                                                         Finance & Administration

Richard C. DeGolia                             49        Senior Vice President, Business Development and Strategic
                                                         Planning, Acting General Counsel and Corporate Secretary

Donald W. Hunt                                 43        Senior Vice President, Field Operations, Americas and
                                                         Asia Pacific

Noelle Leca                                    42        Senior Vice President, Worldwide Marketing

Ad P. Nederlof                                 52        Senior Vice President, Field Operations, EMEA

Yuri Shtivelman                                43        Senior Vice President, Product Development


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

----------------------------------------------------------------
                                        High            Low
                                  ------------------------------
Fiscal 1998
   First Quarter                          $39.625        $24.250
   Second Quarter                         $36.875        $24.375
   Third Quarter                          $38.125        $24.000
   Fourth Quarter                         $39.750        $26.375

Fiscal 1999
   First Quarter                          $35.000        $16.250
   Second Quarter                         $30.125        $ 9.125
   Third Quarter                          $28.000        $10.688
   Fourth Quarter                         $25.000        $11.500
----------------------------------------------------------------

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


------------------------------------------------------------------------------------------------------------
                                                                       Year ended June 30,
                                                        1999       1998       1997        1996        1995
                                                   ---------------------------------------------------------
                                                              (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
 License                                              $113,620     $68,973    $31,919    $ 8,567      $3,077
 Service                                                25,488      15,695      5,619      3,462       1,403
                                                   ---------------------------------------------------------
  Total revenues                                       139,108      84,668     37,538     12,029       4,480
                                                   ---------------------------------------------------------
Cost of revenues:
 License                                                 4,980       3,342      1,615        548         123
 Service                                                18,761      10,554      3,881      2,568       1,190
                                                   ---------------------------------------------------------
Total cost of revenues                                  23,741      13,896      5,496      3,116       1,313
                                                   ---------------------------------------------------------

Gross margin                                           115,367      70,772     32,042      8,913       3,167
                                                   ---------------------------------------------------------
Operating expenses:
 Research and development                               24,378      15,308      9,382      4,511         959
 Sales and marketing                                    51,177      35,705     16,042      3,998         705
 General and administrative                             11,587       8,462      5,432      4,397       1,343
 Non-recurring charges                                  15,488         905         --         --          --
 Purchased in process R&D                                6,600          --         --         --          --
                                                   ---------------------------------------------------------
  Total operating expenses                             109,230      60,380     30,856     12,906       3,007
                                                   ---------------------------------------------------------
Income (loss) from operations                            6,137      10,392      1,186     (3,993)        160
Interest and other income (expense), net                 1,182       1,552        237       (115)         (6)
                                                   ---------------------------------------------------------
Income before provision for income taxes                 7,319      11,944      1,423     (4,108)        154
Provision for income taxes                               9,942       4,010        649         --          --
                                                   ---------------------------------------------------------

Net income (loss)                                     $ (2,623)    $ 7,934    $   774    $(4,108)     $  154
                                                   =========================================================

Basic net income (loss) per share(1)                    $(0.11)      $0.37      $0.05     $(0.39)      $0.03
                                                   =========================================================

Diluted net income (loss) per share(1)                  $(0.11)      $0.30      $0.04     $(0.39)      $0.03
                                                   =========================================================

Basic weighted average common shares(1)                 23,328      21,590     14,148     10,484       4,668
                                                   =========================================================
Diluted weighted average common shares(1)               23,328      26,747     20,299     10,484       4,668
                                                   =========================================================
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                       Year ended June 30,
                                                       1999       1998        1997       1996         1995
                                                   ----------------------------------------------------------
Consolidated Balance Sheet Data (In thousands):
Cash and cash equivalents                             $ 44,271   $ 30,256     $47,160    $ 5,900      $   213
Short-term investments                                  17,426     16,985          --         --           --
Working capital (deficiency)                            77,255     52,585      47,028      2,251       (1,990)
Total assets                                           147,507    104,700      79,945     12,632        2,931
Long-term obligations                                       66        102         875        367          955
Shareholders' equity (deficit)                         109,968     73,621      56,761      2,624       (2,504)
-------------------------------------------------------------------------------------------------------------

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

Results of Operations

  The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the years indicated.

-------------------------------------------------------------------------------------------
                                                                 Year Ended June 30,
                                                            1999        1998        1997
                                                       ------------------------------------
  Revenues:
     License                                                  81.7%       81.5%        85.0%
     Service                                                  18.3        18.5         15.0
                                                       ------------------------------------
        Total revenues                                       100.0       100.0        100.0
                                                       ------------------------------------
  Cost of revenues:
     License                                                   3.6         3.9          4.3
     Service                                                  13.5        12.5         10.3
                                                       ------------------------------------

        Total cost of revenues                                17.1        16.4         14.6
                                                       ------------------------------------
  Gross margin                                                82.9        83.6         85.4
                                                       ------------------------------------
  Operating expenses:
     Research and development                                 17.5        18.1         25.0
     Sales and marketing                                      36.8        42.2         42.7
     General and administrative                                8.3        10.0         14.5
     Merger costs                                               --         1.0           --
     Non-recurring charges                                    11.1          --           --
     Purchased in process R&D                                  4.7          --           --
                                                       ------------------------------------
        Total operating expenses                              78.4        71.3         82.2
                                                       ------------------------------------
  Income from operations                                       4.5        12.3          3.2
  Interest and other income (expense), net                     0.8         1.8          0.6
                                                       ------------------------------------
  Income before provision for income taxes                     5.2        14.1          3.8
  Provision for income taxes                                   7.1         4.7          1.7
                                                       ------------------------------------
  Net income (loss)                                          (1.9)%        9.4%         2.1%
                                                       ====================================
-------------------------------------------------------------------------------------------

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

  Service.   Service revenues primarily comprise fees from consulting, post-
contract support and training services. Service revenues were $25.5 million, $15.7 million and $5.6 million, in fiscal 1999, 1998 and 1997, respectively, representing increases of 62% from fiscal 1998 to fiscal 1999 and 179% from fiscal 1997 to fiscal 1998. The Company's software license agreements often provide for maintenance and for consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

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

  Non-Recurring Charges. Non-recurring charges were $15.5 million, representing 11.1% of total revenues, in fiscal 1999. In connection with the hiring of its Chief Executive Officer, Ori Sasson, and the acquisition of Plato in December 1998, the Company recorded non-recurring charges totaling $11.8 million related to compensation, consisting of common stock valued at $5.6 million and $6.2 million of tax reimbursements paid or accrued to Mr. Sasson and an additional $0.6 million of compensation paid or accrued to other Plato employees. In addition, the Company recorded $3.1 million of the non-recurring charges related to an employment and severance agreement dated December 11, 1998 with the Company's former President and Chief Financial Officer. Non-recurring charges, related to the acquisition of Forte in December 1997, were $1.0 million, representing 1% of total revenues, in fiscal 1998.


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

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" which defers for one year the application of certain provisions of SOP 97-2, which limits what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition' With Respect to Certain Transactions," which amends of SOP 97-2, "Software Revenue Recognition," to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has adopted SOP 97-2, as amended. The adoption of SOP 97-2 did not have a material impact on the Company's business practices or revenue recognition.

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

Table of Investment Securities:

(in thousands)                                                   Principal           Average
                                                                  Amount          Interest Rate
                                                          ---------------------------------------
Cash and cash equivalents                                             $44,271                 3.0%
Short-term investments                                                 17,426                3.12%
                                                          ---------------------------------------
Total cash and investment securities                                  $61,697

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


Item 8.   Financial Statements and Supplementary Data

  Index to Consolidated Financial Statements:

 Page                                                   Description
---------------------------------------------------------------------------------------------------------------
  34         Report of Independent Public Accountants

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


                                  Arthur Andersen LLP

San Jose, California
July 20, 1999

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

--------------------------------------------------------------------------------------------------------------
                                                                                             June 30,
                                                                                        1999         1998
                                                                                   --------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 44,271     $ 30,256
  Short-term investments                                                                  17,426       16,985
  Accounts receivable, net of allowance for doubtful accounts of $875 and $789,
    Respectively                                                                          44,802       28,007
  Prepaid expenses and other                                                               8,229        8,314
                                                                                   --------------------------
     Total current assets                                                                114,728       83,562
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and
 Amortization                                                                             17,026       14,675
INTANGIBLES, net                                                                           8,190        1,694
OTHER ASSETS                                                                               7,563        4,769
                                                                                   --------------------------
                                                                                        $147,507     $104,700
                                                                                   ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                                           $     --     $    243
  Current portion of long-term obligations                                                     65           33
  Accounts payable                                                                          3,328        4,520
  Accrued payroll and related benefits                                                      5,585        3,702
  Other accrued liabilities                                                                 7,236        5,674
  Deferred revenues                                                                        21,259       16,805
                                                                                    --------------------------
     Total current liabilities                                                             37,473       30,977
                                                                                    --------------------------

LONG-TERM OBLIGATIONS, net of current portion                                                  66          102
                                                                                    --------------------------

SHAREHOLDERS' EQUITY:
  Common stock, no par value:
     Authorized--120,000,000 shares
     Issued and outstanding--24,844,309 shares in 1999
       and 22,415,222 shares in 1998                                                      112,920       73,576
  Shareholder notes receivable                                                               (686)        (440)
  Accumulated comprehensive loss                                                             (572)        (188)
  Deferred stock compensation                                                                (964)      (1,220)
  Retained earnings (accumulated deficit)                                                    (730)       1,893
                                                                                    --------------------------
     Total shareholders' equity                                                           109,968       73,621
                                                                                    --------------------------
                                                                                         $147,507     $104,700
                                                                                    ==========================
--------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------
                                                                          For the Years Ended June 30,
                                                                          1999         1998        1997
                                                                     -------------------------------------
REVENUES:
  License                                                                $113,620      $68,973     $31,919
  Service                                                                  25,488       15,695       5,619
                                                                     -------------------------------------
     Total revenues                                                       139,108       84,668      37,538
                                                                     -------------------------------------
COST OF REVENUES:
  License                                                                   4,980        3,342       1,615
  Service                                                                  18,761       10,554       3,881
                                                                     -------------------------------------
     Total cost of revenues                                                23,741       13,896       5,496
                                                                     -------------------------------------
GROSS MARGIN                                                              115,367       70,772      32,042
                                                                     -------------------------------------
OPERATING EXPENSES:
  Research and development                                                 24,378       15,308       9,382
  Sales and marketing                                                      51,177       35,705      16,042
  General and administrative                                               11,587        8,462       5,432
  Non-recurring charges                                                    15,488          905          --
  Purchased in process research and development                             6,600           --          --
                                                                     -------------------------------------
     Total operating expenses                                             109,230       60,380      30,856
                                                                     -------------------------------------
INCOME FROM OPERATIONS                                                      6,137       10,392       1,186
OTHER INCOME (EXPENSE):
  Interest income (expense), net                                            1,678        1,552          --
  Other, net                                                                 (496)          --         237
                                                                     -------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                    7,319       11,944       1,423
PROVISION FOR INCOME TAXES                                                  9,942        4,010         649
                                                                     -------------------------------------
NET INCOME (LOSS)                                                        $ (2,623)     $ 7,934     $   774
                                                                     =====================================

BASIC NET INCOME (LOSS) PER SHARE                                          $(0.11)       $0.37       $0.05
                                                                     =====================================

DILUTED NET INCOME (LOSS) PER SHARE                                        $(0.11)       $0.30       $0.04
                                                                     =====================================

BASIC WEIGHTED AVERAGE COMMON SHARES                                       23,328       21,590      14,148
                                                                     =====================================
DILUTED WEIGHTED AVERAGE COMMON SHARES                                     23,328       26,747      20,299
                                                                     =====================================
----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                                                                                                      Shareholder
                                                                  Preferred Stock                Common Stock            Notes
                                                               Shares          Amount        Shares         Amount     Receivable
                                                         ---------------------------------------------------------------------------
BALANCES, JUNE 30, 1996                                         2,797,878      $  8,995    11,986,099        $    628       $(112)
 Exercise of stock options                                             --            --       895,561             347        (108)
 Issuance of Common Stock                                              --            --       608,500             466        (234)
 Issuance of Common Stock in connection with
  initial public offering                                              --            --     2,375,000          38,268          --
 Issuance of Common Stock in connection with the
  acquisition of a subsidiary                                          --            --       675,000           2,025          --
 Issuance of Series C Preferred Stock                             854,363         9,101            --              --          --
 Exercise of Warrants                                                  --            --       420,282           2,500          --
 Conversion of Preferred Stock into Common Stock               (3,652,241)      (18,096)    3,652,241          18,096          --
 Issuance of Common Stock Warrants                                     --            --            --             650          --
 Repurchase of Common Stock                                            --            --      (112,500)             (9)         --
 Cumulative Translation Adjustment                                     --            --            --              --          --
 Payment on shareholder notes receivable                               --            --            --              --          20
 Deferred stock compensation                                           --            --            --           1,838          --
 Amortization of deferred stock compensation                           --            --            --              --          --
 Net income                                                            --            --            --              --          --
                                                         --------------------------------------------------------------------------
BALANCES, JUNE 30, 1997                                                --            --    20,500,183          64,809        (434)

 Exercise of stock options                                             --            --     1,844,466           3,501         (90)
 Common stock issued under employee stock
  purchase plan                                                        --            --        70,573           1,081          --
 Cumulative Translation Adjustment                                     --            --            --              --          --
 Payment on shareholder notes receivable                               --            --            --              --          84
 Amortization of deferred stock compensation                           --            --            --              --          --
 Income tax benefit of disqualifying dispositions                      --            --            --           4,185          --
 Net income                                                            --            --            --              --          --
                                                         --------------------------------------------------------------------------

BALANCES, JUNE 30, 1998                                                --            --    22,415,222          73,576        (440)

 Exercise of stock options                                             --            --     1,794,854           7,729        (686)
 Common stock issued under employee stock                              --
  purchase plan                                                                      --       140,176           2,265          --
 Issuance of Common Stock in connection                                --
  with hiring CEO and Plato acquisition                                              --       202,500           5,963          --
 Issuance of Common Stock in connection                                --
  with Next Age acquisition                                                          --       556,557          12,998          --
 Repurchase of Common Stock                                            --            --      (265,000)            (24)         --
 Valuation of stock options accelerated                                --            --            --           3,370          --
 Cumulative Translation Adjustment                                     --            --            --              --          --
 Payment on shareholder notes receivable                               --            --            --              --         440
 Amortization of deferred stock compensation                           --            --            --              --          --
 Income tax benefit of disqualifying dispositions                      --            --            --           7,043          --
 Net loss                                                              --            --            --              --          --
                                                         ---------------------------------------------------------------------------
BALANCES, JUNE 30, 1999                                                --      $     --    24,844,309        $112,920       $(686)
                                                         ===========================================================================

                                                                                                           Total
                                                          Accumulated      Deferred                    Shareholders'
                                                         Comprehensive       Stock      Accumulated       Equity      Comprehensive
                                                         Income/(Loss)   Compensation     Deficit        (Deficit)    Income/(Loss)
                                                         --------------------------------------------------------------------------
BALANCES, JUNE 30, 1996                                           --         $   (73)      $(6,815)     $  2,623
 Exercise of stock options                                        --              --            --           239
 Issuance of Common Stock                                         --              --            --           232
 Issuance of Common Stock in connection with
  initial public offering                                         --              --                      38,268
 Issuance of Common Stock in connection with the                                                           2,025
  acquisition of a subsidiary                                     --              --                          --
 Issuance of Series C Preferred Stock                             --              --            --         9,101
 Exercise of Warrants                                             --              --            --         2,500
 Conversion of Preferred Stock into Common Stock                  --              --            --            --
 Issuance of Common Stock Warrants                                --              --            --           650
 Repurchase of Common Stock                                       --              --            --            (9)
 Cumulative Translation Adjustment                               124              --            --           124        $   124
 Payment on shareholder notes receivable                          --              --            --            20
 Deferred stock compensation                                      --          (1,838)           --            --
 Amortization of deferred stock compensation                      --             214            --           214
 Net income                                                       --              --           774           774            774
                                                         ----------------------------------------------------------------------
BALANCES, JUNE 30, 1997                                          124          (1,697)       (6,041)       56,761        $   898
                                                                                                                    ===========
 Exercise of stock options                                        --              --            --         3,411
 Common stock issued under employee stock
  purchase plan                                                   --              --                       1,081
 Cumulative Translation Adjustment                              (312)             --            --          (312)       $  (312)
 Payment on shareholder notes receivable                          --              --            --            84
 Amortization of deferred stock compensation                      --             477            --           477
 Income tax benefit of disqualifying dispositions                 --              --            --         4,185
 Net income                                                       --              --         7,934         7,934          7,934
                                                         ----------------------------------------------------------------------

BALANCES, JUNE 30, 1998                                         (188)         (1,220)        1,893        73,621        $ 7,622
                                                                                                                    ===========
 Exercise of stock options                                        --              --            --         7,043
 Common stock issued under employee stock
  purchase plan                                                   --              --                       2,265
 Issuance of Common Stock in connection
  with hiring CEO and Plato acquisition                           --              --                       5,963
 Issuance of Common Stock in connection
  with Next Age acquisition                                       --              --                      12,998
 Repurchase of Common Stock                                       --              --            --           (24)
 Valuation of stock options accelerated                           --              --            --         3,370
 Cumulative Translation Adjustment                              (384)             --            --          (384)       $  (384)
 Payment on shareholder notes receivable                          --              --            --           440
 Amortization of deferred stock compensation                      --             256            --           256
 Income tax benefit of disqualifying dispositions                 --              --            --         7,043
 Net loss                                                         --              --        (2,623)       (2,623)        (2,623)
                                                         ----------------------------------------------------------------------
BALANCES, JUNE 30, 1999                                        $(572)        $  (964)      $  (730)     $109,968        $(3,007)
                                                         ===================================================================

The accompanying notes are an integral part of these consolidated financial statements

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                                   For the Years Ended June 30,
                                                                                     1999       1998       1997
                                                                                 --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $ (2,623)  $  7,934   $    774
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Amortization of deferred stock compensation                                         256        477        214
    Depreciation and amortization                                                     8,780      6,405      1,423
    Provision for doubtful accounts                                                     622        889        212
    Valuation of stock options accelerated                                            3,370         --         --
    Non-cash portion of non-recurring charges related to hiring CEO
      and acquisition of Plato                                                        5,963         --         --
    Write-off of in-process research and development                                  6,600         --         --
    Changes in operating assets and liabilities, net of acquisitions accounted for as a purchase (See Note 4):
      Accounts receivable                                                           (17,304)   (10,599)   (13,366)
      Prepaid expenses and other                                                        (55)    (4,434)    (2,442)
      Accounts payable                                                               (1,209)     1,813      1,198
      Accounts payable to related parties                                                --         --       (268)
      Accrued payroll and related benefits                                            1,748      1,954        879
      Other accrued liabilities                                                       7,763      4,874      3,513
      Deferred revenues                                                               4,341      4,653      7,688
                                                                                 --------------------------------
         Net cash provided by (used in) operating activities                         18,252     13,966       (175)
                                                                                 --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                (35,514)   (45,509)        --
  Sale of short-term investments                                                     35,073     28,523         --
  Purchases of property and equipment                                                (9,056)   (12,551)    (7,162)
  Increase in other assets                                                           (3,414)    (4,384)    (1,055)
  Cost to acquire subsidiary                                                             --         --       (100)
                                                                                 --------------------------------
         Net cash used in investing activities                                      (12,911)   (33,921)    (8,317)
                                                                                 --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit                                                      --          2      4,536
  Loan to related party                                                                (390)        --         --
  Repayment of bank line of credit                                                       --         --     (4,592)
  Principal payments on long-term obligations                                           (33)    (1,216)      (151)
  Repayments of advances from related parties                                            --         --        (25)
  Repayment of convertible debt to related parties                                       --         --       (367)
  Repayment of promissory note                                                         (243)        --         --
  Payment of shareholder notes receivable, net                                          440         84         20
  Repurchases of Common Stock                                                           (24)        --         (9)
  Proceeds from sales of preferred stock                                                 --         --      9,101
  Proceeds from sales of common stock                                                 9,308      4,492     41,239
                                                                                 --------------------------------
         Net cash provided by financing activities                                    9,058      3,362     49,752
                                                                                 --------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (384)      (311)        --
                                                                                 --------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 14,015    (16,904)    41,260
CASH AND CASH EQUIVALENTS:
  Beginning of Year                                                                  30,256     47,160      5,900
                                                                                 --------------------------------
  End of Year                                                                      $ 44,271   $ 30,256   $ 47,160
                                                                                   ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                           $     71   $     48   $     42
  Cash paid for taxes                                                              $    772   $  2,366   $    194
                                                                                 ================================
ADDITIONAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Equipment capital lease                                                          $     --   $     --   $    175
  Prepaid insurance financing                                                            --         --        588
  Common Stock issued to acquire subsidiary                                              --         --      2,193
  Fair market value of warrants issued                                                   --         --        650
  Conversion of preferred stock into common stock                                        --         --     18,096
  Issuance of Common Stock for shareholder notes receivable                             685         90        342
  Income tax benefit of disqualifying dispositions                                    7,042      4,185         --
  Common Stock issued to acquire Plato                                                5,963         --         --
  Common Stock issued to acquire Next Age                                            12,998         --         --
  Valuation of stock options accelerated                                              3,370         --         --
-----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

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

 Intangibles

  Intangibles include goodwill, which represents the amount of purchase price in excess of the fair value of the tangible net assets in acquisitions completed by the Company and are amortized on a straight-line basis over a period of five to seven years. Goodwill is evaluated quarterly for impairment and written down to net realizable value if necessary. No impairment has been recorded to date. Intangible assets also include tradenames and assembled work forces that are amortized on a straight-line basis over a period of five to seven years. Intangible assets consist of the following at June 30 (in thousands):


----------------------------------------------------------------------
                                              1999              1998
                                            --------          --------
Goodwill                                     $7,953            $2,093
Workforce and trade names                       934                --
                                             ------            ------
                                              8,887             2,093
  Less: Accumulated amortization               (697)             (399)
                                             ------            ------
                                             $8,190            $1,694
                                             ======            ======
----------------------------------------------------------------------

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

 Non-Recurring Charges

  In connection with the hiring of the Company's Chief Executive Officer, Ori Sasson, and the acquisition of Plato in December 1998 (see Note 4), the Company recorded non-recurring charges totaling $11.8 million related to compensation, consisting of common stock valued at $5.6 million and $6.2 million of tax reimbursements paid or accrued to Mr. Sasson and an additional $0.6 million of compensation paid or accrued to other Plato employees. In addition, the Company recorded $3.1 million related to an employment and severance agreement with the Company's former President and Chief Financial Officer as a result of acceleration of unvested stock options. As of June 30, 1999 the Company had paid all tax reimbursements to Ori Sasson.

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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  Basic and Diluted Weighted Average Common and Potential Common Shares presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):

------------------------------------------------------------------------------------------------------------
                                                                              Year  Ended June 30,
                                                                        1999         1998          1997
                                                                  ------------------------------------------
  Weighted average common shares outstanding                              23,328       20,923         13,481
  Shares issued in acquisition of Forte                                       --          667            667
                                                                  ------------------------------------------
  BASIC WEIGHTED AVERAGE COMMON SHARES                                    23,328       21,590         14,148
                                                                  ==========================================
  Convertible Preferred Stock                                                 --           --          3,090
  Weighted average options and warrants for common stock                      --        5,157          3,061
                                                                  ------------------------------------------
  DILUTED WEIGHTED AVERAGE COMMON SHARES                                  23,328       26,747         20,299
                                                                  ==========================================
------------------------------------------------------------------------------------------------------------

Approximately 3,226,000 common stock equivalents were excluded from diluted weighted average common shares for the year ended June 30, 1999 as their effect would have been anti-dilutive.

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, such that SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will not have a material impact on the financial condition or results of the operations of the Company.

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" which defers for one year the application of provisions SOP 97-2, which limits what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, "Software Revenue Recognition," to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has adopted SOP 97-2, as amended. The adoption of SOP 97-2 did not have a material impact on the Company's business practices or revenue recognition.

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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

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

  Net revenue and income of the separate companies, accounted for as a pooling of interests, for the years ended June 30, 1998 and 1997 were (in thousands):



-------------------------------------------------------------------------------------
                                           Genesys        Forte Advanced
                                      Telecommunications    Management
                                      Laboratories, Inc.  Software, Inc.    Combined
                                    -------------------------------------------------
Year Ended June 30, 1998:
     Total Revenue                               $81,516          $3,152      $84,668
     Net Income (Loss)                             8,485            (551)       7,934
Year Ended June 30, 1997:
     Total Revenue                               $34,889          $2,649      $37,538
     Net Income (Loss)                             1,616            (842)         774
-------------------------------------------------------------------------------------


5.   PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):


------------------------------------------------------------------------------------
                                                             Year Ended June 30,
                                                             1999           1998
                                                       -----------------------------
  Computer and office equipment                              $ 16,576        $13,048
  Furniture and fixtures                                        2,306          2,056
  Leasehold improvements and other                             11,731          6,411
                                                       -----------------------------
                                                               30,613         21,515
  Less: accumulated depreciation and amortization             (13,587)        (6,840)
                                                       -----------------------------
                                                             $ 17,026        $14,675
                                                       =============================
------------------------------------------------------------------------------------

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

  Minimum future payments under noncancellable capital and operating leases as of June 30, 1999 are summarized as follows (in thousands):

------------------------------------------------------------------------------------------
Fiscal Year                                                      Capital       Operating
-----------                                                       Leases         Leases
------------------------------------------------------------------------------------------

  2000                                                                 $ 59        $ 3,873
  2001                                                                   58          2,788
  2002                                                                   29          2,594
  2003                                                                   --          1,044
  2004 and thereafter                                                    --          2,731
                                                            ------------------------------
     Total minimum payments                                             146        $13,030
                                                                              ============
  Less: Amount representing interest at 6.74% to 19%                    (15)
                                                            ---------------
  Present value of minimum payments                                     131
  Less: Current portion                                                 (65)
                                                            ---------------
  Long-term portion                                                    $ 66
                                                            ===============
------------------------------------------------------------------------------------------

  Rent expense was approximately $4,099,000, $3,574,000 and $1,155,000 in fiscal 1999, 1998 and 1997, respectively.


7.   LITIGATION

  On December 17, 1996, GeoTel Communications Corporation ("GeoTel") filed a lawsuit in the United States District Court for the District of Massachusetts naming the Company as defendant, and alleging infringement of a patent issued to GeoTel entitled "Communications System Using a Central Controller to Control at Least One Network and Agent System", U.S. Patent No. 5,546,452 (the "GeoTel Patent"). On November 20, 1998, the Company and GeoTel entered into a settlement agreement concerning the patent dispute on terms that neither company believes are material to its financial results. Pursuant to the settlement, GeoTel will receive a pre-determined license fee for certain products paid over a fixed period of time in exchange for a nonexclusive, irrevocable license to use the technology covered by the GeoTel Patent or any related patent in all present and future Genesys products which incorporate such technology. The license fee is expensed in the period in which it is paid, which approximates the useful life of the licensed technology .

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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

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

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  Details of option activity under the 1997 Plan (including activity under the 1995 Plan); Forte Plan; Next Age Plan; Plato Plan; and the discretionary grants (collectively, the "Plans") are as follows:


----------------------------------------------------------------------------------------------------
                                   Shares                                Options Outstanding
                               ---------------                    ---------------------------------
                                  Available          Number of                             Weighted
                                  For Grant           Shares         Price Per Share        Average
                               ---------------------------------------------------------------------

Balances, June 30, 1996               676,334          2,636,500    $  0.02 - $  .23          $ 0.04
  Authorized                        7,380,000                 --                  --              --
  Granted                          (5,695,500)         5,695,500    $  0.38 - $18.00          $ 5.66
  Exercised                                --           (895,561)   $  0.02 - $ 7.50          $ 0.39
  Canceled                            212,436           (212,436)   $  0.02 - $10.00          $ 0.66
                             -----------------------------------------------------------------------
Balances, June 30, 1997             2,573,270          7,224,003    $  0.02 - $18.00          $ 4.41
  Authorized                               --                 --                  --              --
  Granted outside of 1997                  --             90,349    $ 12.00 - $12.00          $12.00
   Plan
  Granted under 1997 Plan          (2,166,100)         2,166,100    $26.375 - $31.25          $28.11
  Exercised                                --         (1,844,466)   $  0.02 - $18.00          $ 1.58
  Canceled                            517,041           (517,041)   $  0.02 - $30.00          $ 9.24
                             -----------------------------------------------------------------------
Balances, June 30, 1998               924,211          7,118,945    $  0.02 - $18.00          $12.05
  Authorized                        3,620,761                 --                  --              --
  Granted outside of 1997                  --          3,148,108    $  0.40 - $21.75          $12.89
   Plan
  Granted under 1997 Plan          (7,139,829)         7,139,829    $  0.40 - $31.13          $14.23
  Exercised                                --         (1,794,854)   $  0.02 - $15.00          $ 4.30
  Canceled                          4,473,717         (4,473,717)   $  0.02 - $31.25          $19.84
                             -----------------------------------------------------------------------
Balances, June 30, 1999             1,878,860         11,138,311    $  0.02 - $29.75          $12.17
                             =======================================================================
----------------------------------------------------------------------------------------------------

Shares granted outside of the 1997 Plan include the Forte Plan, Next Age Plan, Plato Plan and the discretionary grants. For fiscal 1999, the price per share information for options canceled reflect exercise prices prior to the October 1998 repricing of non-executive employee stock options.

-------------------------------------------------------------------------------------------------------
                                      Options Outstanding                     Options Exercisable

                             Number         Weighted        Weighted         Number         Weighted
                          Outstanding       Average         Average       Exercisable       Average
       Exercise           at June 30,      Remaining        Exercise        June 30,        Exercise
        Prices                1999            Life           Price            1999           Price
-------------------------------------------------------------------------------------------------------
$  0.0167 - $ 10.0000         1,846,143            7.34        $ 3.1452         842,774        $ 3.0954
$ 11.4375 - $ 11.4375         2,845,750            9.73        $11.4375          75,000        $11.4375
$ 12.0000 - $ 12.0000           696,892            9.74        $12.0000          52,884        $12.0000
$ 12.5000 - $ 12.5000         2,818,959            9.25        $12.5000         247,942        $12.5000
$ 14.0000 - $ 29.7500         2,930,567            7.75        $18.2925         261,405        $15.1398
-------------------------------------------------------------------------------------------------------
$  0.0167 - $ 29.7500        11,138,311            8.69        $12.1744       1,480,005        $ 7.5357
-------------------------------------------------------------------------------------------------------

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

     The weighted average fair values of options granted during fiscal 1999, 1998 and 1997 was $14.34, $12.00 and $12.00, respectively.

-----------------------------------------------------------------------------
                                          Shares Subject to Repurchase
-----------------------------------------------------------------------------

                                   Number Subject to
                                    Repurchase at        Weighted Average
Purchase Price                      June 30,1999         Repurchase Price
-----------------------------------------------------------------------------
$0.0167                                296,062                $0.0167
$0.2250                                 65,000                $0.2250
$0.3750                                 11,250                $0.3750
-----------------------------------------------------------------------------
$0.0167 - $0.3750                      372,312                $0.0807
-----------------------------------------------------------------------------

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

  Had compensation cost been determined under a fair value method described below, the Company's net income (loss) and net income (loss) per share would have resulted in the following pro forma amounts (in thousands except per share amounts):


----------------------------------------------------------------------------------------------------
                                                                    Year Ended June 30,
                                                            1999            1998            1997
                                                     -----------------------------------------------
Net income (loss):
  As reported                                               $ (2,624)        $ 7,934          $  774
  Pro forma                                                 $(27,643)        $(3,271)         $ (747)
Basic net income (loss) per share:
  As reported                                               $  (0.11)        $  0.37          $ 0.05
  Pro forma                                                 $  (1.19)        $ (0.15)         $(0.05)
Diluted net income (loss) per share:
  As reported                                               $  (0.11)        $  0.30          $ 0.04
  Pro forma                                                 $  (1.19)        $ (0.15)         $(0.05)
----------------------------------------------------------------------------------------------------

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

Shares Reserved for Issuance

  As of June 30, 1999, the Company has reserved shares of Common Stock for future issuance as follows:

---------------------------------------------------------------
                                                    Number of
                                                     Shares
                                                ---------------
Employee stock purchase plan.                           289,251
Exercise of stock options                            13,017,171
Exercise of warrants                                    494,629
                                                ---------------
                                                     13,801,051
                                                ===============
---------------------------------------------------------------

10.   INCOME TAXES

  The provision for income taxes consisted of the following (in thousands):

------------------------------------------------------------------------------------------
                                                      Year Ended June 30,
                                          1999               1998               1997
                                  --------------------------------------------------------
Current:
  Federal                                     $6,704             $3,738            $ 1,106
  State                                        1,108                544                150
  Foreign                                      1,785                 68                461
                                  --------------------------------------------------------
    Total                                      9,597              4,350              1,717
                                  --------------------------------------------------------
Deferred:
  Federal                                        397               (350)            (1,107)
  State                                          (51)                10                 39
                                  --------------------------------------------------------
    Total                                        346               (340)            (1,068)
                                  --------------------------------------------------------
Total Provision                               $9,943             $4,010            $   649
                                  ========================================================
------------------------------------------------------------------------------------------

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  The actual provision for income taxes differs from the statutory income tax provision as follows (in thousands):


------------------------------------------------------------------------------------------
                                                             Year Ended June 30,
                                                       1999          1998          1997
                                                 -----------------------------------------
Statutory federal tax                                   $2,562        $4,180         $ 793
State tax, net of federal benefit                          302           528           124
Change in valuation allowance                               --          (278)         (868)
Foreign taxes                                               70            68           460
Tax exempt interest income                                (469)         (560)           --
Non-deductible compensation                              6,061            --            --
In-process research & development                        2,576            --            --
Research & development credits                            (917)           --            --
Other                                                     (242)           72           140
                                                 -----------------------------------------
                                                        $9,943        $4,010         $ 649
                                                 =========================================
------------------------------------------------------------------------------------------


The components of the net deferred tax asset are as follows (in thousands):


-----------------------------------------------------------------------------------------
                                                                  Year Ended June 30,
                                                                   1999          1998
                                                             ----------------------------
Reserves and accruals not currently deductible                       $1,288        $1,343
Tax credit carryforwards                                                342           633
                                                             ----------------------------
  Net deferred tax asset                                             $1,630        $1,976
                                                             ============================
-----------------------------------------------------------------------------------------

The net deferred tax asset is included in other current assets in the accompanying consolidated balance sheet.


11.   MAJOR CUSTOMERS

  The following customers accounted for 10% or more of total revenues in the periods indicated:


-------------------------------------------------------------
                                          For the Years
                                         Ended June 30,
                                    1999      1998      1997
                                 ----------------------------
Customer A                            *        14.1%     11.1%
-------------------------------------------------------------

*   Less than 10% of total revenues

12.  SEGMENT INFORMATION

  The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer, the Chief Financial Officer and various Vice

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

Presidents of the Company. The Company is organized geographically and by line of business. The Company has two major lines of business operating segments: license and service. The Company also evaluates certain subsets of business segments by service categories. While the Executive Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.



------------------------------------------------------------------------------------------------------
                                                             For the Years Ended June 30,
                                                       1999               1998              1997
                                               -------------------------------------------------------
Revenues from unaffiliated customers:
License                                                   $113,620           $68,973           $31,919

Service revenue
 Professional service                                       13,603             7,360             2,817
 Maintenance service                                        11,885             8,335             2,802
                                               -------------------------------------------------------
   Total service revenue                                    25,488            15,695             5,619
                                               -------------------------------------------------------
                                                          $139,108           $84,668           $37,538
                                               =======================================================

Cost of revenue:
License                                                   $  4,980           $ 3,342           $ 1,615
Service                                                     18,761            10,554             3,881
                                               -------------------------------------------------------
                                                          $ 23,741           $13,896           $ 5,496
                                               =======================================================
------------------------------------------------------------------------------------------------------


Geographic information:


-----------------------------------------------------------------------------------------------------------------------------
                                                         Year ended June 30 (in thousands):
                                       1999                              1998                              1997
                       ------------------------------------------------------------------------------------------------------
                                            Long Lived                        Long Lived                        Long Lived
                            Revenues          Assets          Revenues          Assets          Revenues          Assets
                       ------------------------------------------------------------------------------------------------------

United States                   $ 69,628         $104,925          $47,295         $ 82,959          $25,107          $69,847
United Kingdom                    29,416           22,039           17,835           12,341            6,902            6,780
France                             8,407            8,739            6,683            3,467               --               --
Germany                            5,744            4,136               --               --               --               --
Canada                             7,954            4,323            7,196            4,312            3,559            2,710
Japan                              2,647            1,797            1,580            1,230               --               --
Other Foreign Countries
                                  15,312            1,548            4,079              391            1,970              608
                       ------------------------------------------------------------------------------------------------------
  Total                         $139,108         $147,500          $84,668         $104,700          $37,538          $79,945
                       ------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

  Revenues generated from international sales of the Company's products, which includes export shipments originating in the United States to unaffiliated customers and sales to unaffiliated customers from the Company's foreign offices, represented 49.9%, 44.7% and 33.4% of total revenues in fiscal 1999, 1998 and 1997, respectively.

13.  SUBSEQUENT EVENTS (UNAUDITED)

  On Wednesday, September 28, 1999, a press release was issued announcing that Alcatel has entered into a definitive agreement to acquire Genesys. The planned stock-for-stock transaction values Genesys at approximately $1.5 billion, on the basis of the current ten day average of Alcatel American Depository Shares (ADS) stock price of $28.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

  The acquisition will be made by a merger under which shareholders of Genesys will be given 1.667 Alcatel ADS in exchange for one Genesys share. There is a "collar" on the deal so that the value for each given Genesys share will not exceed $55 or be less than $45. The Alcatel ADS is a U.S. Security that represents one-fifth of an Alcatel share and is listed on the NYSE. Completion of the acquisition is subject to the expiration or termination of applicable waiting periods under appropriate antitrust laws and approval by Genesys shareholders. The deal is expected to be completed in January 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in
Part I.

  There are five members of the Board of Directors of the Company. The term of office of each Director is one year. The number of Directors of the Company shall be no less than four nor more than seven, the exact number of directors shall be fixed from time to time within such limit set by the Board of Directors or shareholders. The number of directors presently authorized is five members. Directors hold office until the end of their terms and until their succesors have been elected and qualified.



-------------------------------------------------------------------------------------------------------------------------------
        NAME                             PRINCIPAL POSITIONS IN LAST FIVE YEARS                      AGE       DIRECTOR SINCE
-------------------------------------------------------------------------------------------------------------------------------
Gregory Shenkman           Mr Shenkman co-founded the Company and has served as a director               37       January
                           since January 1993. Mr. Shenkman has served as Chairman of the                           1993
                           Board of Directors since December 1998. Mr Shenkman served as the
                           Company's President and Chief Executive Officer from its
                           formation in October 1990 until July 1998.


Ori Sasson                 Mr. Sasson joined the Company in December 1998 as its President               37       December
                           and Chief Executive Officer and a director.  Prior to joining the                        1998
                           Company, Mr. Sasson was Chief Executive Officer and President of
                           Scopus Technology, Inc., a customer relationship management software company,  from March 1991 until July 1998, when Scopus was acquired by Siebel Systems, Inc.


Alec Miloslavsky           Mr. Miloslavsky co-founded the Company and has served as its                  36       January
                           Chief Technical Officer since the Company's formation in October                         1993
                           1990, as a director since January 1993 and as Vice Chairman of the Board since March 1997. Prior to co-founding the Company, Mr.
                           Miloslavsky worked as an independent software consultant.


Bruce Dunlevie             Mr. Dunlevie is a General Partner of Benchmark Capital LLC, a                 42      July 1996
                           venture capital firm co-founded by Mr. Dunlevie in May 1995. Mr.
                           Dunlevie is also a General Partner of Merrill, Pickard, Anderson
                           & Eyre. Mr. Dunlevie also served as Vice President and General
                           Manager of the Personnel Computer Division of Everex Systems,
                           Inc., a personal computer manufacturer.

Paul Levy                  In 1981, Mr. Levy co-founded and currently serves as Chairman of              43    February 1997
                           Rational Software Corporation ("Rational"), a software company providing products that automate componet-based development of software. Prior to April 1999, Mr. Levy served as Chief Executive
                           Officer of Rational and prior to September 1996 he served as
                           President of  Rational. Since August 1996, he has served as a director of Peerless Systems Corporation, a provider of Software based imaging systems for the digital document product
                           marketplace.
-------------------------------------------------------------------------------------------------------------------------------

  There are no family relationships among the directors and executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's directors and officers to file reports of ownership and changes in ownership in the Company's securities with the SEC. To the Company's knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended June 30, 1999, except for late filings by new executive officers Christopher Brennan, Donald Hunt, Ad Nederlof and Yuri Shtivelman of Form 3's to report their beneficial ownership, Donald Hunt of a Form 4 to report a purchase of the Company's Common Stock in February and Gregory Shenkman of a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table provides certain summary information regarding the compensation earned in each of the 1997, 1998 and 1999 fiscal year, for services rendered in all capacities to the Company and its subsidiaries during each such fiscal year by (i) Mr. Sasson, who was serving as the Company's Chief Executive Officer on the last day of the 1999 fiscal year, (ii) Mr. McCloskey, who served as the Company's President and Chief Financial Officer in addition to his other responsibilities, through February 12, 1999, (iii) Mr. Shenkman, who served as the Company's Chief Executive Officer through July 24, 1998, and (iv) each of the other four most highly compensated executive officers of the Company who were serving as such on the last day of the 1999 fiscal year and whose salary and bonus for such fiscal year exceeded $100,000. In addition, included in the table is John McNulty who would have been among the four most highly compensated executive officers of the Company on the last day of the 1999 fiscal year had he continued to serve as an executive officer through such date. The individuals included in the table will be collectively referred to as the "Named Executive Officers". There were no restricted stock grants in fiscal 1999. The Company does not have a Long-Term Incentive Plan.

------------------------------------------------------------------------------------------------------------------------
                                                                                           Long-Term
                                                               Annual Compensation        Compensation
                                                        --------------------------------  ------------
                                                                                           Securities
                                                                           Other Annual    Underlying     All Other
                                                         Salary     Bonus  Compensation     Options      Compensation
          Name and Principal Position             Year    ($)        ($)      ($) (2)        (#)          ($) (3)
------------------------------------------------------------------------------------------------------------------------

Ori Sasson                                        1999  168,269        --      6,225,000       900,000       5,580,000
President and Chief Executive Officer (1)         1998       --        --             --            --              --
                                                  1997       --        --             --            --              --
------------------------------------------------------------------------------------------------------------------------

Gregory Shenkman                                  1999    9,276        --             --         7,500          37,500
Chairman of the Board of Directors and Former     1998  180,000        --             --            --              --
President and Chief Executive Officer (4)         1997  135,510        --             --            --              --
------------------------------------------------------------------------------------------------------------------------

Michael McCloskey                                 1999  116,132        --             --       150,000          71,250
Former President, Chief Financial Officer and     1998  180,000        --             --            --              --
Chief Operating Officer (5)                       1997  142,645        --             --            --              --
------------------------------------------------------------------------------------------------------------------------

Alec Miloslavsky                                  1999  202,500    40,000             --            --              --
Vice Chairman of the Board of Directors and       1998  180,000        --             --            --              --
Chief Technical Officer                           1997  133,333        --             --       150,000              --
------------------------------------------------------------------------------------------------------------------------

Richard DeGolia                                   1999  202,500    40,000             --       100,000              --
Senior Vice President, Business Development       1998  180,000        --             --            --              --
and Strategic Planning, Corporate Secretary       1997  142,500        --             --            --              --
and Acting General Counsel
------------------------------------------------------------------------------------------------------------------------

Donald Hunt                                       1999  114,262        --         30,000       350,000              --
Senior Vice President, Field Operations (6)       1998       --        --             --            --              --
Americas and Asia Pacific                         1997       --        --             --            --              --
------------------------------------------------------------------------------------------------------------------------

Yuri Shtivelman                                   1999  175,705    60,000             --       100,000              --
Senior Vice President, Product Development        1998  144,567        --             --            --              --
                                                  1997  138,912        --             --            --              --
------------------------------------------------------------------------------------------------------------------------

John McNulty                                      1999  228,124        --             --                            --
Former Vice President, Sales (7)                  1998  185,000        --             --            --              --
                                                  1997   69,375        --             --       240,000              --
------------------------------------------------------------------------------------------------------------------------

(1)  Mr. Sasson joined the Company as Chief Executive Officer in December 1998.

(2) Mr. Sasson was paid $6,225,000 in tax reimbursements in connection with the acquisition of Plato (see "Certain Relationships and Related Transactions"). Mr. Hunt was paid $30,000 in commissions during fiscal 1999.

(3) The value of the Common Stock issued to Mr. Sasson in connection with his hiring as Chief Executive Officer and the acquisition of Plato was 5,580,000. (See "Notes to Consolidated Financial Statements, No. 2 Non-Recurring Charges"). Mr. Shenkman was paid $37,500 in consulting fees pursuant to the terms of his mutual executive separation agreement. Mr. McClosky was paid $71,250 in consulting fees pursuant to the terms of his employment and severance agreement. See "Employment Contracts, Termination of Employment and Change of Control Agreements".

(4) Mr. Shenkman resigned as President and Chief Executive Officer in July 1998. Mr. Shenkman continues to serve as Chairman of the Board of the Directors of the Company. See "Employment Contracts, Termination of Employment and Change of Control Agreements".

(5) Mr. McCloskey resigned his position as an executive officer of the Company in February 1999. See "Employment Contracts, Termination of Employment and Change of Control Agreements."

(6)  Mr. Hunt joined the Company as Senior Vice President on January 4, 1999.

(7)  Mr. McNulty resigned his position as an executive officer of the Company
     and accepted a non-executive position in January 1999.   See "Employment
     Contracts, Termination of Employment and Change of Control Agreements".

                    OPTIONS/SARS GRANTED IN LAST FISCAL YEAR

          The following table provides information on stock option grants during fiscal year 1999 to the Named Executive Officers. No Stock Appreciation Rights ("SARs") were granted or outstanding during the 1999 fiscal year.

--------------------------------------------------------------------------------------------------------
                       Number of                                              Potential Realizable
                       Securities      % of Total                             Value At Assumed Annual
                       Underlying     Options/SARs  Exercise or               Rates of Stock Price
                      Options/SARS     Granted to      Base                   Appreciation Option ($)(4)
                        Granted       Employees in    Price      Epiration    --------------------------
         Name           (#)(1)      Fiscal Year (2)   ($/Sh)     Date (3)      5% ($)(4)    10% ($)(4)
--------------------------------------------------------------------------------------------------------

 Ori Sasson                900,000           8.7878   $14.7500    2/17/09     $2,860,845   $6,160,928

 Gregory Shenkman            7,500                *   $20.2500    5/21/09     $   95,513   $  242,050

 Michael McCloskey         150,000           1.4646   $12.5000   10/13/08     $1,179,177   $2,988,267

 Alec Miloslavsky               --               --         --         --             --           --

 Richard DeGolia           100,000                *   $11.4375    3/23/09     $  719,298   $1,822,843

 Yuri Shtivelman           100,000                *   $11.4375    3/23/09     $  719,298   $1,822,843

 Donald Hunt               300,000           2.9293   $11.4375    3/23/09     $2,157,895   $5,468,529
                            50,000                *   $11.4375    3/23/09     $  359,649   $  911,421

 John McNulty                   --               --         --         --             --           --
------------------------------------------------------------------------------------------------------


* Less than (1%)

(1) All options listed in the above table have an exercise price equal to the fair market value of the Company's Common Stock as determined by the closing price on the date of grant. The stock option grants made in fiscal 1999 to the named executive officers vest 25% on the first anniversary date of employment or grant and monthly thereafter over the following 36 months, except for the grants to Mr. Sasson, Mr. Shenkman and the 50,000 share grant to Mr. Hunt. Mr. Sasson's option vests monthly over a four year period commencing on December 8, 1998, Mr. Sasson's first date of employment with the Company. Mr. Shenkman's option is immediately exercisable and subject to repurchase by the Company, if exercised prior to vesting, and the option fully vests, and the repurchase right lapses, one year from the date of grant. Mr. DeGolia's and Mr. Shtivelman's options for 100,000 shares are immediately exercisable and subject to repurchase by the Company, if exercised prior to vesting. These options shall vest, and the Company's repurchase rights lapse accordingly, 25% as of January 1, 2000 and monthly thereafter over the following 36 months. Mr. Hunt's 50,000 share option is immediately exercisable and fully vested as of the date of grant. See "Employment Contracts, Termination of Employment and Change in Control Arrangements".

(2) A total of 10,287,937 shares were granted in form of incentive and non-qualified stock options during fiscal 1999.

(3) All stock options granted are made for a term of ten years from the date of grant.

(4) The dollar amounts under these columns are the result of calculations at the assumed 5% and 10% rates mandated by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors. No gain to the optionee is possible without an increase in stock price, which will benefit all stockholders commensurably. A zero percent gain in stock price will result in zero dollars for the optionee.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

          The table below provides information with respect to the Named Executive Officers concerning the unexercised options held by them as of the end of the 1999 fiscal year.


-----------------------------------------------------------------------------------------------------------------------------
                            Shares                     Number of Securities Underlying           Value of Unexercised
                         Acquired         Value          Unexercised Options/SARs At            in-The-Money Options at
                         On Exercise    Realized               Fiscal Year-End                     Fiscal Year-End
Name                        (#)          ($) (1)                 (#) (2)                              ($) (3)
                                                    -------------------------------------------------------------------------
                                                        Exercisable      Unexercisable      Exercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------------------------

Ori Sasson                          0     $        0          112,500            787,500       $1,153,125          $8,071,875

Gregory Shenkman                    0     $        0            7,500                  0       $   35,625          $        0

Michael McCloskey (4)               0     $        0                0                  0       $        0          $        0

Alec Miloslavsky                    0     $        0           87,500             62,500        1,531,250          $1,093,750

Richard DeGolia                     0     $        0          100,000                  0       $1,356,250          $        0

Donald Hunt                         0     $        0           50,000            300,000       $  678,125          $4,068,750

Yuri Shtivelman                90,000     $1,209,375          100,000                  0       $1,356,250          $        0

John McNulty                        0     $        0                0            100,000       $        0          $1,250,000
-----------------------------------------------------------------------------------------------------------------------------

(1) The value realized on exercise of the stock option is the difference between the exercise price of the shares exercised and the fair market value of the shares on the date of exercise.

(2) The stock options listed in the above table vest (i) 25% on the first anniversary of the (a) date of employment if to a new employee or (b) the grant date if to an existing employee and (ii) monthly thereafter over the following 36 months, except for the grants to Mr. Sasson, Mr. Shenkman, and the 50,000 share grant to Mr. Hunt. Mr. Sasson's option vests monthly over a four year period commencing on December 8, 1998, Mr. Sasson's first date of employment with the Company. Mr. Shenkman's option is immediately exercisable and subject to repurchase by the Company if exercised prior to vesting. The option fully vests, and the Company's repurchase rights lapse, one year from the date of grant. Both Mr. DeGolia's and Mr. Shtivelmans option for 100,000 shares each are immediately exercisable and subject to repurchase by the Company, if exercised prior to vesting. The options vest, and the Company's repurchase rights lapse accordingly, 25% as of January 1, 2000 and monthly thereafter over the following 36 months. Mr. Hunt's option for 50,000 shares is immediately exercisable and fully vested as of date of grant. See "Employment Contracts, Termination of Employment and Change in Control Arrangements".

(3) The value of unexercised in-the-money options at the end of the fiscal year is calculated by multiplying the number of exercisable in-the-money shares by the difference between the closing price ($25.00) of the Company's Common Stock on June 30, 1999 (the last trading day of the fiscal year), as reported on the Nasdaq National Market and the exercise price per share of the shares. A portion of the shares subject to these options are unvested and subject to repurchase provisions as described in footnote (2) above.

(4) Pursuant to the terms of Mr. McCloskey's stock option agreement, zero shares were vested on the date of Mr. McCloskey's termination with the Company; therefore, all shares were cancelled and zero shares remained outstanding at fiscal year end.


Director Compensation

          Except for grants of stock options, directors of the Company do not receive compensation for services rendered as a director. In addition, the Company does not pay cash compensation for committee participation or special assignments of the Board of Directors. Non-employee Board members receive option grants at periodic intervals under the Automatic Option Grant Program of the 1997 Plan and are also eligible to receive discretionary option grants under the Discretionary Option Grant Program of such plan.

          Under the Automatic Option Grant Program of the 1997 Plan, each individual who first becomes a non-employee Board member, whether through appointment by the Board or upon election by the shareholders, will receive two option grants at the time of his or her initial appointment or election, provided such individual has not otherwise been in the prior employ of the Company. One such option grant will be for 30,000 shares of Common Stock and the other for 20,000 shares of Common Stock. In addition, at each Annual Shareholders Meeting, each individual who is to continue to serve as a non-employee Board member will receive an option grant for 7,500 shares of Common Stock, whether or not such individual has been in the prior employ of the Company. Each automatic option grant will have an exercise price per share equal to the fair market value per share of Common Stock on the grant date and will have a maximum term of 10 years, subject to earlier termination following the optionee's cessation of Board service. Each automatic option will be immediately exercisable for all of the option shares; however, any shares purchased upon exercise of the option will be subject to repurchase, at the option exercise price paid per share, should the optionees service as a non-employee Board member cease prior to vesting in those shares. The shares subject to each 30,000-share grant will vest as to 25% of the option shares on each of the first, second, third and fourth anniversaries of the option grant date, provided the optionee continues to serve as a non-employee Board member. The shares subject to each 20,000-share grant will vest as to 25% of the option shares on each of the fifth, sixth, seventh and eighth anniversaries of the option grant date, provided the optionee continues to serve as a non-employee Board member. However, vesting of the shares subject to each 20,000-share grant will be subject to acceleration after the close of each fiscal year, beginning with the 1998 fiscal year, in the event that the optionee has served on a committee of the Board of Directors in such fiscal year. Vesting of 2,500 shares will accelerate with respect to each committee of the Board of Directors on which the optionee has served, up to a maximum of two committees, and will be conditioned on the optionee having attended at least 75% of the meetings held by such committee during the fiscal year. The shares to be accelerated will be those shares which would otherwise have been the first shares to vest in accordance with the four (4)-year vesting schedule described above. The shares subject to each annual 7,500-share grant will vest upon the optionee's completion of one year of Board service measured from the grant date.


Employment Contracts, Termination of Employment and Change in Control
Arrangements

          Ori Sasson.  Effective December 9, 1998, the Company entered into an
          ----------
employment agreement with Mr. Sasson in connection with his employment as President and Chief Executive Officer of the Company. Pursuant to this agreement. The Company agreed to pay Mr. Sasson with the following compensation: a base salary of $300,000 per year; an annual target bonus for each fiscal year, based upon attainment of certain performance objectives, targeted at 40% of his base salary; health care coverage; a $10,000,000 dollar life insurance policy; and a disability policy. In addition, Mr. Sasson was granted an option to purchase 900,000 shares of Common Stock on February 17, 1999 at an exercise price of $14.75 per share, the fair market value per share of Common Stock on that date. The option becomes exercisable over a four-year period in 48 equal monthly installments beginning on December 9, 1998. If Mr. Sasson's employment is terminated by the Company, or if he resigns due to a change in his title or a material reduction in his duties or level of compensation, or ceases to report directly to the entire Board of Directors, or his salary is reduced by 15% or more without his written consent, or if the Company moves it's headquarters more than 40 miles outside of San Francisco, CA ("Constructive Termination"), Mr. Sasson will become entitled to payment of two years of salary and acceleration of two years of stock option vesting. Should Mr. Sasson's employment terminate due to death or disability, then he will become entitled to acceleration of two years of stock option vesting. In addition, should Mr. Sasson's employment terminate for any of the reasons described above, he will have an extended period of one year following such termination in which to exercise his outstanding stock options and he will be entitled to continued life insurance coverage and health insurance coverage for so long as is permitted by law, with the COBRA payments for the first 18 months of such health insurance coverage to be paid by the Company. Mr. Sasson agreed not to compete with the Company or solicit customers, suppliers or employees of the Company for a period of two years following his termination of employment with the Company.

          Change in Control Provisions. If Mr. Sasson's employment is terminated; whether by the Company, or by Constructive Termination, within 12 months after a change in control of the Company, whether by merger, asset sale, tender or exchange offer for more than 50% of the Company's outstanding voting securities (change of control), then, in addition to receiving the salary and bonus payments described above, all of Mr. Sasson's outstanding options will immediately vest. In addition, should Mr. Sasson resign voluntarily within six months following a change in control of the Company, he will become entitled to payment of two years of salary and acceleration of two years of stock option vesting. In addition, should Mr. Sasson's employment terminate for any of the reasons described above, he will have an extended period of one year following such termination in which to exercise his outstanding stock options and he will be entitled to continued life insurance coverage and health insurance coverage for so long as is permitted by law, with the COBRA payments for the first 18 months of such health insurance coverage to be paid by the Company.

          Richard C. DeGolia.  On March 5, 1996, the Company entered into an
          ------------------
employment agreement with Mr. DeGolia. Pursuant to the agreement, Mr. DeGolia would receive a base salary of $15,000 per month and a bonus as determined by the Board of Directors. In addition, Mr. DeGolia purchased 396,000 shares of the Company's Common Stock at a purchase price equal to the fair market value on the date of grant. Beginning March 1, 1996 these shares vest over four years, at a rate of 25% of the shares on February 18, 1997 and 1/36th of the shares at the end of each month thereafter. In September 1996, Mr. DeGolia was awarded the right to purchase 36,000 shares of Common Stock at the fair market value on the date of grant, which right was exercised in November 1996 through the issuance of a full recourse interest bearing promissory note for the amount of the purchase price. The note was paid off in full in fiscal 1998. Mr. DeGolia vested 25% of the shares on September 30, 1997 and the balance vests, subject to certain change in control provisions, in a series of 36 equal monthly installments thereafter.

          Change in Control Provisions. Mr. DeGolia's restricted stock purchase agreements provide that all of the unvested shares subject to certain agreements shall vest in full if there is a change of control and the acquiror fails to provide Mr. DeGolia with both cash compensation and operational responsibility that is at least equal to what he had prior to the acquisition. Mr. DeGolia's stock option grant, dated March 23, 1999, for 100,000 shares at $11.4375 per share, provides that in the event of (i) a change in control; and (ii) the acquiror fails to provide Mr. DeGolia with both cash compensation and operational responsibility that are at least equal to what he had prior to the acquisition, then all of his unvested shares will be accelerated as of the closing date of the acquisition and become fully vested immediately prior to the closing of the acquisition. In addition, all unvested shares will be fully accelerated immediately in the event of a Change of Control and upon Involuntary Termination within 18 months of such change in control. An Involuntary Termination includes any involuntary dismissal or a voluntary resignation following (a) a material reduction in operational responsibility, or (b) a reduction in compensation by more than 15%, or (c) a relocation by more than 50 miles.

          Donald Hunt.  Effective January 4, 1999, the Company entered into an
          -----------
employment agreement with Mr. Hunt in connection with his employment as Senior Vice President, Worldwide Field Operations. Pursuant to this agreement, Mr. Hunt will be provided with the following compensation: a base salary of $230,000 per year and an annual commission/bonus potential of up to $120,000 for each fiscal year, based upon attainment of certain performance objectives. In addition, Mr. Hunt was granted, on March 23, 1999, two options to purchase a total of 350,000 shares of Common Stock, with each having an exercise price of $11.4375, under the Company's 1997 Plan. The first option for 300,000 shares of Common Stock becomes exercisable at a rate of 25% of the shares at the end of the first year and 1/36th of the shares at the end of each month thereafter. The second option for 50,000 shares of Common Stock vests immediately. If the Company terminates Mr. Hunt's employment, other than for cause, he will become entitled to payment of six months of his base salary and COBRA continuation benefits. Should Mr. Hunt's employment terminate due to death or disability, then he will become entitled to acceleration of two years of stock option vesting. Mr. Hunt agreed not to compete with the Company or solicit customers, suppliers or employees of the Company for a period of six months following his termination of employment with the Company.

          Change in Control Provisions. Mr. Hunt's stock option grant, dated March 23, 1999, for 300,000 shares at $11.4375 per share, provides that in the event of (i) a change in control; and (ii) the acquiror fails to provide Mr. Hunt with both cash compensation and operational responsibility that are at least equal to what he had prior to the acquisition, then all of his unvested shares will be accelerated as of the closing date of the acquisition and become fully vested immediately prior to the closing of the acquisition. In addition, all unvested shares will be fully accelerated immediately in the event of a Change of Control and upon Involuntary Termination within 18 months of such change in control. An Involuntary Termination includes any involuntary dismissal or a voluntary resignation following (a) a material reduction in operational responsibility, or
(b) a reduction in compensation by more than 15%, or (c) a relocation by more than 50 miles.

          Yuri Shtivelman.  On June 6, 1996, the Company entered into an
          ---------------
employment agreement with Yuri Shtivelman in connection with his employment as Vice President, Corporate Strategy. Pursuant to the agreement, Mr. Shtivelman was provided the following compensation: a base salary of $10,833.33 per month; and an annual performance bonus of up to 20% based upon the attainment of both individual performance goals and the Company's financial performance and condition. In addition, Mr. Shtivelman was granted (i) the right to purchase 240,000 shares of the Company's Common Stock at a purchase price of $0.225, the fair market value on the date of Board approval, that vests over a four year period, at a rate of 25% of the shares at the end of the first year and 1/36th of the shares monthly thereafter; and (ii) an option to purchase 90,000 shares of the Company's Common Stock at a purchase price of $0.375, the fair market value on the date of grant that vest over a two year period, begininning the date of his hire, at a rate of 50% of the shares at the end of each year, thereafter.

          Change in Control Provisions. In the event of a change in control and the acquiror fails to provide Mr. Shtivelman with both cash compensation and operational responsibility that is at least equal to what he had prior to the acquisition, then all of his unvested shares, of both the restricted stock and the option referenced above, will be accelerated as of the closing date of the acquisition and become fully vested immediately prior to the closing of the acquisition. In addition, Mr. Shtivelman's stock option grant, dated March 23, 1999, for 100,000 shares at $11.4375 per share, provides that in the event of
(i) a change in control, as defined above, and (ii) the acquiror fails to provide Mr. Shtivelman with both cash compensation and operational responsibility that is at least equal to what he had prior to the acquisition, then all of his unvested shares will be accelerated as of the closing date of the acquisition and become fully vested immediately prior to the closing of the acquisition. In addition, all unvested shares will be fully accelerated immediately in the event of a Change of Control and upon Involuntary Termination within 18 months of such change in control. An Involuntary Termination includes any involuntary dismissal or a voluntary resignation following (a) a material reduction in operational responsibility, or (b) a reduction in compensation by more than 15%, or (c) a relocation by more than 50 miles.

          Gregory Shenkman.  On July 24, 1998, Mr. Shenkman resigned from his
          ----------------
position as President and Chief Executive Officer of the Company and entered into to a mutual executive separation agreement with the Company. Pursuant to the agreement, Mr. Shenkman agreed to continue to provide services to the Company as a consultant for a period of up to six months during which period Mr. Shenkman received monthly compensation of $15,000 per month, which is comparable to his compensation as an employee, and continued to vest his outstanding stock options and restricted shares in accordance with their original terms. Mr. Shenkman ceased to serve as a consultant to the Company in January 1999 but continues to serve as the Chairman of the Board of Directors.

          Michael McCloskey.  On December 11, 1998, the Company0 entered into an
          -----------------
employment and severance agreement with Mr. McCloskey. Pursuant to that agreement, Mr. McCloskey resigned from his position as Chief Financial Officer of the Company but agreed to serve as President until the earlier to occur of
(i) June 30, 1999, (ii) the date on which the Company engaged an individual or individuals who would act as Vice President, Finance and Chief Financial Officer and Vice President, World-Wide Sales or (iii) termination of the agreement for any other reason. As of December 11, 1998, the effective date of the agreement, 130,000 restricted shares held by Mr. McCloskey, which were otherwise unvested as of that date, accelerated and became fully vested shares of Common Stock. During the period of the employment agreement, Mr. McCloskey continued to receive the base salary and other employee benefits previously paid to him and continued to vest in his outstanding stock options and the remaining 70,000 unvested shares of restricted stock pursuant to their original terms. In the event Mr. McCloskey's employment terminated by reason of death or disability prior to June 30, 1999, the base salary discussed above would become payable and the number of option shares and restricted shares would vest. In the event of Mr. McCloskey's involuntary termination prior to June 30, 1999, including a voluntary resignation for good reason, Mr. McCloskey would continue to receive his base salary and health benefits through June 30, 1999. In the event of an early termination of the employment agreement by reason of Mr. McCloskey's voluntary resignation, Mr. McCloskey would continue to provide services to the Company under a consulting arrangement until June 30, 1999, pursuant to which he would receive monthly compensation comparable to his compensation as an employee and would continue to vest in his outstanding stock options and restricted stock in accordance with their original terms. In February 1999, Mr. McCloskey's employment agreement terminated by reason of Mr. McCloskey's voluntary resignation. Pursuant to the terms of the agreement, Mr. McCloskey continued to provide consulting services to the Company until June 30th.

          John McNulty.  On April 29, 1999, the Company entered into an
          ------------
employment and mutual separation agreement with John McNulty, whereby the Company shall continue to employ Mr. McNulty through December 31, 1999 at a salary of $265,000 annually, but shall do so as its Sales Strategist, Key Accounts and Channel Markets rather than as Vice President, Sales, and the Company shall not terminate Mr. McNulty's employment prior to December 31, 1999, except for cause. Under the agreement, "cause" shall mean either (i) an act of fraud or other intentional dishonesty by Mr. McNulty involving the Company or its business or (ii) a breach of the agreement by Mr. McNulty. Upon the execution of the Agreement, Mr. McNulty agreed to repay his promissory note to the Company in the amount of $101,503.04. Mr. McNulty agreed not to solicit or encourage any employee to leave the Company's employ for any reason or to interfere in any other manner with employment relationships existing between the Company and its employees. In addition, in connection with Mr. McNulty's stock option for 100,000 shares, he agreed that the 68,750 shares, which would have been unvested as of December 31, 1999, may be canceled and returned to the 1997 Plan's share reserve upon execution of the agreement rather than on the last day of Mr. McNulty's employment with the Company. The remaining 31,250 shares shall continue to vest in accordance with the original terms and conditions of the option agreement. In connection with the 240,000 shares of restricted stock held by him, Mr. McNulty agreed that the 55,000 shares, which would have been unvested as of December 31, 1999, could be repurchased by the Company at any time from the date the execution of the agreement. Genesys paid the repurchase price by canceling the Full Recourse, Secured Promissory Note, dated February 24, 1997, with respect to $20,625 of the principal outstanding under the Note. The remaining 185,000 shares of the restricted stock shall vest in accordance with the original purchase agreement.

          Change in Control Provisions. The purchase agreement for the restricted stock, referred to above, provides that in the event of (i) the acquisition of the Company as defined in the purchase agreement and (ii) the acquiror fails to provide Mr. McNulty with both cash compensation and operational responsibility that is at least equal to what he had prior to the acquisition, then all of his unvested shares will be accelerated as of the closing date of the acquisition and become fully vested immediately prior to the closing of the acquisition. However, in the employment and mutual separation agreement, Mr. McNulty expressly waived his right to accelerated vesting of the 55,000 restricted shares that would have vested after December 31, 1999.

                 EXECUTIVE COMPENSATION AND RELATED INFORMATION

Report of the Compensation Committee of the Board of Directors on Executive Compensation

          The Compensation Committee of the Board of Directors (the "Committee") is currently comprised of two non-employee directors, Bruce Dunlevie and Paul D. Levy. James Jordan, also a non-employee director, served as a member of the Committee until his resignation from the Board in December 1998.

          The Committee administers the Company's compensation policies and programs and has primary responsibility for executive compensation matters, including the establishment of the base salaries of the Company's executive officers, the approval of individual bonuses and bonus programs for executive officers and the administration of certain employee benefit programs. In addition, the Committee has responsibility for administering the Company's 1997 Stock Incentive Plan (the "1997 Plan") under which stock option grants and direct stock issuances may be made to executive officers and other employees. The following is a summary of policies which the Committee applies in setting the compensation levels for the Company's executive officers.

          General Compensation Policy. The overall policy of the Committee is to offer the Company's executive officers competitive compensation opportunities based upon their personal performance, the financial performance of the Company and their contribution to that performance. One of the primary objectives is to have a substantial portion of each executive officer's compensation contingent upon the Company's financial success as well as upon such executive officer's own level of performance. Each executive officer's compensation package is comprised of two principal elements: (i) base salary, determined on the basis of the individual's position and responsibilities with the Company, the level of his or her performance, and the financial performance of the Company, and (ii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between the executive officers and the Company's shareholders. Generally, as an executive officer's level of responsibility increases, a greater portion of that individual's total compensation will be dependent upon the Company's performance and stock price appreciation rather than base salary. In a limited number of cases the Committee may also make incentive performance awards payable in cash, based upon a formula which takes into account Company and individual performance.

          Factors. The primary factors which were taken into consideration in establishing the components of each executive officer's compensation package for the 1999 fiscal year are summarized below. However, the Committee may, in its discretion, apply entirely different factors, such as different measures of financial performance, for future fiscal years.

          Base Salary. In setting the base salary for each executive officer, the Committee reviewed published compensation survey data for its industry. The base salary for each officer reflects the salary levels for comparable positions in published surveys as well as the individual's personal performance and internal alignment considerations. The relative weight given to each factor varies with each individual in the sole discretion of the Compensation Committee. Each executive officer's base salary is adjusted each year on the basis of (i) the Compensation Committee's evaluation of the officer's personal performance for the year and (ii) the competitive marketplace for persons in comparable positions. The Company's performance and profitability may also be a factor in determining the base salaries of executive officers.

          Long-Term Stock-Based Incentive Compensation. From time to time, the Committee makes option grants to the Company's executive officers under the 1997 Plan. In addition to stock option grants under the 1997 Plan, the Committee made discretionary stock option grants to certain new executive officers and key employees that were outside of any plan. Future discretionary grants may be made if the Committee deems it necessary to attract the services of key individuals essential to the Company's long-term growth and success. All equity grants are designed to align the interests of each executive officer with those of the shareholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to ten (10) years), thus providing a return to the executive officer only if the market price of the shares appreciates over the option term and the officer continues in the Company's employ. The Committee takes into account the number of vested and unvested options and restricted shares held by the executive officer in order to maintain an appropriate level of equity incentive for that individual.

          CEO Compensation. Mr. Sasson's base salary for the 1999 fiscal year was determined by the Committee to be competitive with the compensation paid to the chief executive officers of the companies at similarly-sized companies. In addition, Mr. Sasson was awarded 900,000 options in the 1999 fiscal year. See "Employment Contracts, Termination of Employment and Change of Control Arrangements" and "Certain Relationships and Related Transactions".

          Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any year. The compensation paid to the Company's executive officers for the 1999 fiscal year did not exceed the $1 million limit per officer. In addition, the 1997 Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of his or her outstanding options under such plan will qualify as performance-based compensation which will not be subject to the $1 million limitation However, compensation deemed paid to an executive officer in connection with the exercise of options granted outside the 1997 Plan will not qualify as performance-based compensation for purposes of
Section 162(m) and will accordingly be included in the calculation of the $1 million limitation for that officer. The Committee has decided at this time not to take any other action to limit or restructure the elements of cash or equity compensation payable to the Company's executive officers. The Committee will reconsider this decision should the individual compensation of any executive officer approach the $1 million level.

Submitted by the Compensation Committee of the Company's Board of Directors:

          Bruce Dunlevie
          Paul D. Levy


Stock Performance Graph
-----------------------

Below is a line graph comparing the cumulative total shareholder returns for the Company's Common Stock over the last three years. The Company became a public reporting company on June 17, 1997. The graph depicted below shows the Company's stock price as an index assuming $100 invested on June 17, 1997, along with the composite prices of companies listed in the Nasdaq Stock Market (U.S.) Index and the Hambrecht & Quist Index. The Company's fiscal year ends on June 30th. The total return assumes the reinvestment of dividends. The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying any cash dividends. The graph is an historical representation of past performance only and is not necessarily indicative of future returns to shareholders.

COMPARISON OF THREE YEAR CUMULATIVE TOTAL RETURN

[COMPARISON CHART HERE]



                                                    June 17, 1997         June 1997           June 1998           June 1999
                                                --------------------------------------------------------------------------------
Genesys Telecommunications Laboratories, Inc.             100                 154                 184                 139
Nasdaq Stock Market (U.S.)                                100                 100                 132                 188
Hambrecht & Quist Technology                              100                  99                 125                 202
-------------------------------------------------------------------------------------------------------------------------



Compensation Committee Interlocks and Insider Participation

          The members of the Compensation Committee of the Company's Board of Directors are named as above in the Compensation Committee Report. No member of the Committee was at any time during the 1999 fiscal year or at any other time an officer or employee of the Company.

          No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.     SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            OWNERSHIP OF SECURITIES

          The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of September 24, 1999 for (i) all persons who are beneficial owners of more than five percent of the Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table of the section of this Proxy Statement entitled "Executive Compensation and Related Information," and (iv) all current executive officers and directors as a group as of September 24, 1999.


---------------------------------------------------------------------------------------------------
                                                      Number of
                                                       Shares
                                                    Beneficially                      Percent
                                                      Owned (1)                      Owned (2)
---------------------------------------------------------------------------------------------------

Gregory Shenkman (3)                                      3,009,750                  11.9%
  1155 Market Street
  San Francisco, CA 94103

Alec Miloslavsky (4)                                      2,740,250                  10.8%
  1155 Market Street
  San Francisco, CA 94103

Ori Sasson (5)                                              260,108                   *

Richard DeGolia (6)                                         214,720                   *

Donald Hunt (7)                                              25,529                   *

Paul D. Levy (8)                                            102,500                   *

Bruce Dunlevie (9)                                          464,972                   1.8%

Michael J. McCloskey (10)                                         0                   *

John McNulty (11)                                            24,167                   *

Yuri Shtivelman (12)                                        242,670                   *

All current officers and directors as a group             7,084,726                  27.2%
     (11 Persons) (13)
---------------------------------------------------------------------------------------------------

------------
*  Less than one percent.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. The number of shares beneficially owned includes Common Stock of which such individual has the right to acquire beneficial ownership either currently or within 60 days after September 24, 1999, including, but not limited to, upon the exercise of an option.

(2) Percentage of beneficial ownership is based upon 25,374,145 shares of Common Stock, all of which were outstanding on September 24, 1999. For each individual, this percentage includes Common Stock of which such individual has the right to acquire beneficial ownership either currently or within 60 days of September 24, 1999, including, but not limited to, upon the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual. Such calculation is required by General Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

(3)  Mr. Shenkman. Includes 354,000 shares held by Dmitry Shenkman, Trustee of
     -------------
     the Michelle Shenkman 1996 Trust u/t/a dated March 18, 1996, Michelle Shenkman is Mr. Shenkman's daughter; 354,000 shares held by Dmitry Shenkman, Trustee of the Nikita Anthony Shenkman 1996 Trust u/t/a dated March 18, 1996, Nikita is Mr. Shenkman's child; 928,000 shares held by Gregory and Yelena Shenkman, Trustees of the Shenkman Family Trust u/t/a dated March 7, 1996 and 500,000 shares held by Shenkman Partners. L.P., a California limited partnership of which Mr. Shenkman is a general partner. Also includes 7,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days.

(4)  Mr. Miloslavsky. Includes 360,000 shares held by Larry Miloslavsky and
     ----------------
     Anatoly Elkinbard, Trustees of the Miloslavsky 1996 Irrevocable Trust u/t/a dated March 13, 1996; 350,000 shares held by Miloslavsky Partners, L.P., a California limited partnership of which Mr. Miloslavsky is a general partner and 110,000 shares held by Larry and Linda Miloslavsky, Trustee of the Joshua Trobnika Miloslavsky 1996 Trust u/t/a dated March 15,1996. Also includes 100,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after September 24, 1999.

(5)  Mr. Sasson. Includes 40,000 shares held by the DAS Trust UTA 9-24-98 and
     -----------
     40,000 shares held by the EIS Trust UTA 9-24-98, of which Mr. Sasson is the trustee. Includes 206,250 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after September 24, 1999.

(6)  Mr. DeGolia Includes 114,131 shares held by Richard C. DeGolia or Jennifer
     -----------
     H. DeGolia, as Trustees of the RJ Family Trust u/t/a dated 6/16/95 of which 54,750 are unvested and subject to repurchase by the Company. Includes 100,000 unvested shares that are exercisable and, to the extent exericised, subject to repurchase by the Company, at the purchase price paid per share, in the event of Mr. DeGolia's early termination of service with the Company.

(7)  Mr. Hunt. Includes 25,000 shares issuable upon exercise of options that are
     ---------
     currently exercisable or will become exercisable within 60 days after September 24, 1999.

(8)  Mr. Levy. Includes 30,000 unvested shares that are subject to repurchase by
     ---------
     the Company at the purchase price paid per share, in the event Mr. Levy resigns from the Company's Board of Directors. Also includes 37,500 unvested shares issuable upon exercise of options that are currently exercisable and if exercised would be subject to the Company's right of repurchase.

(9)  Mr. Dunlevie.  Includes 407,472 shares beneficially owned by entities
     -------------
     affiliated with Benchmark Capital Management Co., LLC., of which Mr. Dunlevie is a managing member. Also includes 57,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after September 24, 1999 and if exercised would be subject to the Company's right of repurchase.

(10) Mr. McCloskey. Mr. McCloskey holds zero shares of record.
     --------------

(11) Mr. McNulty. Includes 4,167 unvested shares which are subject to repurchase
     ------------
     by the Company, at the purchase price paid per share, in the event of Mr. McClosky's early termination of service with the Company.

(12) Mr. Shtivelman. Includes 50,000 shares that remain subject to vesting and
     ---------------
     repurchase by the Company and 1,800 shares held by his daughter. Also includes 100,000 unvested shares that are exercisable and, to the extent exercised, subject to repurchase by the Company, at the purchase price paid per share, in the event of Mr. Shtivelman's early termination of service with the Company.

(13) All current officers and directors as a group Includes (i) 783,750 shares issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days after September 24, 1999 and (ii) 134,750 unvested shares which are subject to repurchase by the Company, at the purchase price paid per share, in the event of the officer's early termination of service with the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In connection with the hiring its Chief Executive Officer, Ori Sasson and the acquisition of Plato in December 1998, the Company recorded non-recurring charges totaling $11.8 million related to compensation, consisting of common stock valued at $5.6 million and $6.2 million of tax reimbursements paid or accrued to Mr. Sasson and an additional $0.6 million of compensation paid or accrued to other Plato employees. In addition, the Company recorded $3 million of non-recurring charges related to an employment and severance agreement with Michael McCloskey, the Company's former President and Chief Financial Officer. See "Notes to Consolidated Financial Statements, No. 2, Non-Recurring Charges" and "Employment Contracts, Termination of Employment and Change in Control Arrangements."

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


  3.   Exhibits.

3.1(4) Restated Articles of Incorporations, filed with the California Secretary of State on June 27, 1997

3.2(2)        Amended and Restated Bylaws

4.1           Reference is made to Exhibits 3.1 and 3.2

4.2(1)        Specimen Common Stock certificate

4.3(1) Series A Preferred Stock Purchase Agreement, dated March 29, 1996 among Genesys and the investors named therein.

4.4(1) Common Stock Purchase Warrant, dated April 26, 1996 between Genesys and Benchmark Capital Partners, L.P.

4.5(1) Series B Preferred Stock Purchase Agreement, dated June 13, 1996 among Genesys and the investors named therein.

4.6(1) Securities Purchase Agreement, dated February 26, 1997, between Genesys and MCI Telecommunications Corporation ("MCI").

4.7(1)(5)     Warrant to Purchase Share of Series C Preferred Stock, dated
              February 26, 1997, between Genesys and MCI.

4.8(1) Series C Preferred Stock and Warrant Purchase Agreement, dated February 26, 1997, between Genesys and Intel Corporation ("Intel").

4.9(1)(5)     Warrant to Purchase Shares of Series Preferred Stock, dated
              February 26,1997, between Genesys and Intel.

4.10(1) Stock Exchange Agreement, dated February 26, 1997, between Genesys and Bruncor, Inc. ("Bruncor").

4.11(1) Registration Rights Agreement, dated February 26, 1997, among Genesys and the investors named therein.

10.1(1)       Credit Line with Imperial Bank, dated October 28, 1996.

10.2(1) Facilities Lease, dated July 1, 1996, between Genesys and 1155 Market Partners, with modifications, dated January 21, 1997 and January 30, 1997.

10.3(1)(5)    Master Software License Agreement, dated January 31,
              1996,including Addendum to Master License Agreement, dated
              February 1, 1996, as amended on February 26, 1997 by and between Genesys and MCI.

10.4(1)(5)    Software Maintenance Agreement, dated January 31, 1996, as amended on February 26, 1997 by and between Genesys and MCI.

              MANAGEMENT CONTRACT, COMPENSATORY PLAN, CONTRACT OR ARRANGEMENT (Exhibits 10.5-10.21)

10.5(1) Form of Indemnification Agreement entered into between Genesys and its directors and officers.

10.6(1)       1995 Stock Option Plan, as amended.

10.7(1)       Form of Registrant's Restricted Stock Purchase Agreement.

10.8(1)       1997 Stock Incentive Plan and underlying agreements.

10.9(1)       Employee Stock Purchase Plan and underlying agreements.

10.10(3) Form of Written Compensation Agreement, Notice of Grant and Option Agreement.

10.11(3) Plato Software Corporation 1998 Share Option Plan and underlying agreements.

10.12(3) Next Age Technologies, Inc. 1998 Equity Incentive Plan and underlying agreements.

10.13(2) Mutual Executive Separation and Independent Consulting Agreement by and between Genesys and Gregory Shenkman, dated October 27, 1998.

10.14(2) Employment and Severance and Independent Consulting Agreement by and between Genesys and Michael McCloskey, dated December 11, 1998.

10.15(2) Employment Offer Letter by and between Genesys and Ori Sasson, dated December 9, 1998.

10.16(4) Employment Offer Letter by and between Genesys and Richard DeGolia, dated March 5, 1996.

10.17(4) Employment Offer Letter by and between Genesys and Yuri Shtivelman, dated June 6, 1996.

10.18(4) Employment Offer Letter by and between Genesys and Donald Hunt, executed December 12, 1998.

10.19(4) Employment Offer Letter by and between Genesys and Christopher Brennan, dated April 8, 1999.

10.20(4) Employment Offer Letter by and between Genesys and Ad P. Nederlof, dated February 5, 1999.

21.1(4)       Subsidiaries of Genesys.

23.1          Consent of Independent Public Accountants.

27(4)         Financial Date Schedule (submitted for SEC use only).
------------------------------------------------------------------------------
(1) Incorporated by reference to Genesys' Registration Statement on Form S-1 filed on April 3, 1997 (File No. 333-24479).
(2) Incorporated by reference herein to Genesys' Form 10-Q for the quarter ended December 31, 1998 and filed on February 16, 1999.
(3)  Incorporated by reference herein to Genesys' Form S-8 filed on July 12,
     1999.
(4) Incorporated by reference herein to Genesys' Form 10-K for the fiscal year ended June 30, 1999 and filed on September 28, 1999.
(5)  Confidential treatment requested as to certain portions of these exhibits

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 1999.

                              GENESYS TELECOMMUNICATIONS LABORATORIES, INC.



                              By:   /s/ Ori Sasson
                                    -------------------------------------
                                    Ori Sasson
                                    President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          SIGNATURE                                    TITLE                              DATE


/s/ Ori Sasson                            President, Chief Executive Officer and     October 27, 1999
----------------------------------------  Director
Ori Sasson


/s/ Alec Miloslavsky                      Chief Technical Officer and Vice           October 27, 1999
----------------------------------------  Chairman of the Board
Alec Miloslavsky


/s/ Christopher Brennan                   Chief Financial Officer, Senior Vice       October 27, 1999
----------------------------------------  President, Finance & Administration and
Christopher Brennan                       Principal Financial Officer



/s/ Stacey M. Wilhelmsen                  Corporate Controller and Principal         October 27, 1999
----------------------------------------  Accounting Officer
Stacey M. Wilhelmsen

/s/ Gregory Shenkman                      Chairman of the Board                      October 27, 1999
----------------------------------------
Gregory Shenkman

/s/ Bruce Dunlevie                        Director                                   October 27, 1999
----------------------------------------
Bruce Dunlevie

                                          Director                                   October 27, 1999
----------------------------------------
Paul Levy


                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


-----------------------------------------------------------------------------------------------------------------
    Allowance for          Balance at
 Doubtful Accounts        Beginning of       Additions Charged                                     Balance at End
  Year ended June 30        Period             to Expense           Write-Offs       Other           of Period
-----------------------------------------------------------------------------------------------------------------


         1999               $789,000             $621,944           $ (566,430)    $30,366             $874,880
         1998               $377,000             $889,000           $ (477,000)          --             $789,000
         1997               $426,000             $212,000           $ (261,000)          --             $377,000
-----------------------------------------------------------------------------------------------------------------