Form 10-Q
period 1999-09-30
GENESYS TELECOMMUNICATIONS LABORATORIES INC
filed 1999-11-15
CIK 1036436

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from June 30 to September 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of each class                   Outstanding at September 30, 1999
      -------------------                   ---------------------------------
   Common Stock, no par value                     25,458,013 Shares

PART I.   FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

--------------------------------------------------------------------------------------------------------
                                                                       September 30,        June 30,
                             ASSETS                                        1999               1999
                                                                 ---------------------------------------
                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 65,080            $ 44,271
  Short-term investments                                                       7,629              17,426
  Accounts receivable, net                                                    52,165              44,802
  Prepaid expenses and other                                                   7,794               8,229
                                                                 ---------------------------------------
     Total current assets                                                    132,668             114,728

PROPERTY AND EQUIPMENT, net                                                   16,679              17,026
INTANGIBLES, net                                                               7,832               8,190
OTHER ASSETS                                                                   8,260               7,563
                                                                 ---------------------------------------
                                                                            $165,439            $147,507
                                                                 =======================================

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations                                  $     66            $     65
  Accounts payable                                                             4,482               3,328
  Accrued payroll and related benefits                                         5,399               5,585
  Other accrued liabilities                                                   11,409               7,236
  Deferred revenues                                                           22,132              21,259
                                                                 ---------------------------------------
     Total current liabilities                                                43,488              37,473

LONG-TERM OBLIGATIONS                                                             57                  66
                                                                 ---------------------------------------

STOCKHOLDERS' EQUITY
  Common stock                                                                117,610            112,920
  Deferred stock compensation                                                   (707)               (964)
  Stockholder notes receivable                                                  (631)               (686)
  Cumulative translation adjustment                                               74                (572)
  Retained earnings                                                            5,548                (730)
                                                                 ---------------------------------------
     Total stockholders' equity                                              121,894             109,968
                                                                 ---------------------------------------
                                                                            $165,439            $147,507
                                                                 =======================================
--------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                CONDENSED CONSOLIDTED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

 --------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                               September 30
                                                                -----------------------------------------
                                                                         1999                 1998
                                                                -----------------------------------------
REVENUES:                                                                             (Unaudited)
   License                                                                   $36,606              $23,662
   Service                                                                     9,272                5,346
                                                                -----------------------------------------
       Total revenues                                                         45,878               29,008
                                                                -----------------------------------------

COST OF REVENUES:
   License                                                                     1,568                1,052
   Service                                                                     6,158                4,055
                                                                -----------------------------------------
       Total cost of revenues                                                  7,726                5,107
                                                                -----------------------------------------

GROSS MARGIN                                                                  38,152               23,901
                                                                -----------------------------------------

OPERATING EXPENSES:
   Research and development                                                    6,847                5,403
   Sales and marketing                                                        17,918               10,403
   General and administrative                                                  4,275                2,703
                                                                -----------------------------------------
       Total operating expenses                                               29,040               18,509
                                                                -----------------------------------------

INCOME FROM OPERATIONS                                                         9,112                5,392

INTEREST AND OTHER INCOME (EXPENSE), net                                         547                  484
                                                                -----------------------------------------

INCOME BEFORE PROVISION FOR TAXES                                              9,659                5,876
PROVISION FOR INCOME TAXES                                                     3,381                2,057
                                                                -----------------------------------------
NET INCOME                                                                   $ 6,278              $ 3,819
                                                                =========================================

NET INCOME PER SHARE:
   BASIC                                                                       $0.25                $0.17
                                                                =========================================
   DILUTED                                                                     $0.21                $0.15
                                                                =========================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                                      25,178               22,628
                                                                =========================================
   DILUTED                                                                    29,936               25,779
                                                                =========================================
---------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

--------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended September 30
                                                                   --------------------------------------
                                                                            1999               1998
                                                                   --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 (Unaudited)
  Net income                                                                  $  6,278            $ 3,819
  Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred stock compensation expense                                           257                119
     Depreciation and amortization                                               3,245              1,918
     Provision for doubtful accounts                                                 -                100
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (7,363)              (547)
       Prepaid expenses and other                                                  435               (405)
       Accounts payable                                                          1,154             (1,881)
       Accrued payroll and related benefits                                       (186)               837
       Other accrued liabilities                                                 4,173              2,753
       Deferred revenues                                                           873              2,015
                                                                   --------------------------------------
          Net cash provided by operating activities                              8,866              8,728
                                                                   --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of short-term investments                                               36,759             13,408
  Purchases of short-term investments, net                                     (26,962)            (6,580)
  Purchases of property and equipment                                           (1,848)            (4,488)
  Increase in other assets                                                      (1,388)              (693)
                                                                   --------------------------------------
          Net cash provided by investing activities                              6,561              1,647
                                                                   --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of advances from related parties                                        -                (90)
  Principal payments on capital lease obligations                                   (9)                (9)
  Payment of shareholder notes receivable                                          550                  -
  Proceeds from sales of common stock                                            4,195              2,051
                                                                   --------------------------------------
          Net cash provided by financing activities                              4,736              1,952
                                                                   --------------------------------------

  Effect of exchange rate changes on cash                                          646                  -
                                                                   --------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       20,809             12,327

CASH AND CASH EQUIVALENTS:
  Beginning of Period                                                           44,271             30,256
                                                                   --------------------------------------
  End of Period                                                               $ 65,080            $42,583
                                                                   ======================================
---------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GENESYS TELECOMMUNICATIONS LABORATORIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND CONSOLIDATION

   The accompanying condensed consolidated financial statements have been prepared by Genesys Telecommunications Laboratories, Inc. (the "Company" or "Genesys") without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto as set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999.

   These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

2.   NET INCOME PER SHARE

   Basic and Diluted Weighted Average Shares Outstanding presented in the accompanying statements of operations (as rounded) are comprised of the following (in thousands):

--------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                   September 30
                                                                       ---------------------------------
                                                                               1999            1998
                                                                       ---------------------------------
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                          25,178         22,628

Dilutive effect of employee stock options and employee stock purchase
 plan options                                                                       4,758          3,151

                                                                       ---------------------------------

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                        29,936         25,779
                                                                       =================================
--------------------------------------------------------------------------------------------------------

   Approximately 31,150 common stock equivalents were excluded from the diluted weighted average common shares for the quarter ended September 30, 1999 as their effect would have been anti-dilutive.

3.   COMPREHENSIVE INCOME

   Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive income on an interim basis (in thousands):

--------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                  September 30
                                                                     ------------------------------------
                                                                             1999               1998
                                                                     ------------------------------------
Net income                                                                        $6,278           $3,819
Foreign currency translation gains (losses)                                          646              (34)
                                                                     ------------------------------------
TOTAL COMPREHENSIVE INCOME                                                        $6,924           $3,785
                                                                     ====================================
---------------------------------------------------------------------------------------------------------

4.    SEGMENT INFORMATION

   The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer, the Chief Financial Officer and various Vice Presidents of the Company.

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

------------------------------------------------------------------------------------------
                                                        Three Months Ended September 30,
                                                               (in thousands)
                                               --------------------------------------------
                                                         1999                  1998
                                               --------------------------------------------
Revenues from unaffiliated customers:
License revenue                                               $36,606               $23,662

Service revenue:
 Professional service                                           4,412                 3,100
 Maintenance service                                            4,860                 2,246
                                               --------------------------------------------
   Total service revenue                                        9,272                 5,346
                                               --------------------------------------------
                                                              $45,878               $29,008
                                               --------------------------------------------

Cost of revenue:
License                                                       $ 1,568               $ 1,052
Service                                                         6,158                 4,055
                                               --------------------------------------------
                                                              $ 7,726               $ 5,107
                                               --------------------------------------------
Gross Margin                                                   38,152                23,901
                                               ============================================
-------------------------------------------------------------------------------------------


 ------------------------------------------------------------------------------------------
                                    Three Months Ended September 30 (in thousands)
                       --------------------------------------------------------------------
                                       1999                              1998
                       --------------------------------------------------------------------
                                               Total                             Total
                            Revenues          Assets          Revenues          Assets
                       --------------------------------------------------------------------

United States                    $24,632         $112,478          $16,004         $ 87,956
United Kingdom                     5,945           25,677            6,438           14,601
France                             5,600           13,086            1,079            4,189
Germany                            1,653            5,294              731              578
Canada                               855            3,594            1,796            3,784
Japan                              1,463            2,244              606            1,340
Other Foreign Countries            5,730            3,066            2,354            1,832
                       --------------------------------------------------------------------
  Total                          $45,878         $165,439          $29,008         $114,280
                       ====================================================================
-------------------------------------------------------------------------------------------

   Revenues generated from international sales of the Company's products, which includes export shipments originating in the United States to unaffiliated customers and sales to unaffiliated customers from the Company's foreign offices, represented 46 % and 45% of total revenues in the first quarters of fiscal 2000 and 1999, respectively.

5.  ACQUISITION OF GENESYS BY ALCATEL

   On September 27, 1999, Genesys entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Alcatel, a company organized under the laws of France ("Alcatel"), pursuant to which Alcatel has agreed to acquire Genesys (the "Acquisition"). The Acquisition will be effected through the issuance of 1.667 American Depositary Shares of Alcatel (the "ADSs"), each of which ADS represents one-fifth of a share, nominal value 10 Euros per share of Alcatel, in exchange for each share of common stock of Genesys outstanding immediately prior to the consummation of the Acquisition, subject to the collar provision described below. The exchange ratio is subject to a collar such that the value provided to each Genesys share, based on the 10 day trading average ADS price for the period ending 2 trading days prior to Genesys' shareholder meeting, shall not exceed $55.00 or be less than $45.00. Alcatel will have the option to pay $45.00 in cash per share if such trading average ADS price does not exceed $24.00. Alcatel will also assume Genesys' stock options outstanding at the effective date of the Acquisition, based on such exchange ratio. The amount of such consideration was determined based upon arm's-length negotiations between Alcatel and Genesys. The Merger Agreement also provides for the payment by Genesys to Alcatel under certain circumstances of a fee of $45 million in the event the Merger Agreement is terminated.

   Unless Alcatel exercises its option to pay cash instead of exchanging stock, the Acquisition is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is intended to be accounted for as a French pooling of interests.

   The consummation of the Acquisition is subject to the satisfaction of certain conditions, including certain regulatory approvals and the approval of the shareholders of Genesys.


6.   LITIGATION

   From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of September 30, 1999, the Company was not a party of any legal proceedings that, if decided adversely to the Company, would, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis for Genesys focuses on material changes in financial conditions from June 30, 1999 and in results of operations for the quarters ended September 30, 1999 and 1998. Please read the following discussion and analysis with management's discussion and analysis included in the Company's 1999 Annual Report on Form10-K/A and with the Company's Consolidated Financial Statements and accompanying Notes included herein.

   On September 27, 1999, Genesys entered into a Merger Agreement with Alcatel. See Notes to Condensed Consolidated Financial Statements for further discussion.

Results of Operations

   The following table sets forth statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated.

-------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                 September 30
                                                        -----------------------------
                                                              1999           1998
                                                        -----------------------------
Revenues:
  License                                                         79.8%          81.6%
  Service                                                         20.2           18.4
                                                        -----------------------------
     Total revenues                                              100.0          100.0
                                                        -----------------------------
Cost of revenues:
  License                                                          3.4            3.6
  Service                                                         13.4           14.0
                                                        -----------------------------
     Total cost of revenues                                       16.8           17.6
                                                        -----------------------------
Gross Margin                                                      83.2           82.4
                                                        -----------------------------
Operating expenses:
  Research and development                                        14.9           18.6
  Sales and marketing                                             39.1           35.9
  General and administrative                                       9.3            9.3
                                                        -----------------------------
     Total operating expenses                                     63.3           63.8
                                                        -----------------------------
Income from operations                                            19.9           18.6
Interest and other income (expense), net                           1.2            1.7
                                                        -----------------------------
Income before provision for income taxes                          21.1           20.3
Provision for income taxes                                         7.4            7.1
                                                        -----------------------------
Net income                                                        13.7%          13.2%
                                                        =============================
-------------------------------------------------------------------------------------

 Revenues

   License. License revenues increased by 54.7% from $23.6 million in the three months ended September 30, 1998 to $36.6 million in the three months ended September 30, 1999. This increase resulted from the market's growing acceptance of the Company's products and underlying technology, an expansion of the Company's product offerings, and a significant increase in the Company's sales, marketing and customer service organizations. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

   Service. Service revenues primarily comprise fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 73.4% from $5.3 million in the three months ended September 30, 1998 to $9.2 million in the three months ended September 30, 1999. The Company's software license agreements often provide for maintenance, consulting and training. Accordingly, increases in licensing activity have resulted in increases in revenues from services related to maintenance, consulting and training.

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

 Cost of Revenues

   License. Cost of license revenues includes the costs of product media, product duplication and manuals, as well as allocated labor and overhead costs associated with the preparation and shipment of products. Cost of license revenues were $1.5 million and $1.1 million, in the three months ended September 30, 1999, and 1998, respectively. The increase in absolute dollar amounts relates primarily to an increase in the volume of products shipped by the Company, and the resulting increase in documentation material costs and personnel necessary to assemble and ship the products.

   Service. Cost of service revenues are primarily comprised of employee-related costs incurred in providing consulting, post-contract support and training services. Cost of service revenues were $6.1 million and $4.1 million in the three months ended September 30, 1999, and 1998, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel, and increases in overhead costs associated with travel, computer equipment and facilities. The cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

 Operating Expenses

   For the three months ended September 30, 1999, and 1998, the Company's operating expenses were $29 million and $18.5 million, or 63.3% and 63.8% of total revenues, respectively.

   Research and Development. Research and development expenses were $6.8 million and $5.4 million, or 14.9% and 18.6% of total revenues in the three months ended September 30, 1999 and 1998, respectively. These expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities. The Company expects that research and development expenditures will continue to increase in absolute dollars.

   Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized approximately $0.8 and $0.4 million of software development costs incurred in the three months ended September 30, 1999 and 1998, respectively.

   Sales and Marketing. Sales and marketing expenses were $17.9 million and $10.4 million, representing 39.1% and 35.9% of total revenues in the three months ended September 30, 1999 and 1998, respectively. These expenses increased in absolute dollars primarily due to the Company's investment in building a direct sales force in North America and in Europe. During the first quarter ended September 30, 1999, the Company increased the number of its sales and marketing personnel from approximately 246 to 272 worldwide, and incurred higher commission expenses related to higher sales levels. In addition, the Company incurred increased marketing expenses associated with the Company's expanding product line, including trade shows and promotional expenses. The Company expects to continue to expand its direct sales and marketing efforts and to continue to invest in its channel sales organization, and therefore, anticipates sales and marketing expenditures will continue to increase significantly in absolute dollars.

   General and Administrative. General and administrative expenses were $4.3 million and $2.7 million, or 9.3% of total revenues in each of the three months ended September 30, 1999, and 1998, respectively. These expenses increased in absolute dollars during these periods principally due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects to continue to increase general and administrative expenses in absolute dollars, but expects that these expenses as a percentage of total revenues will remain consistent.

  Provision for Income Taxes

   The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. The effective tax rate was 35% in the first quarters of fiscal 2000 and 1999.



Liquidity and Capital Resources

   As of September 30, 1999, the Company's primary sources of liquidity included cash and cash equivalents of $65 million and short-term investments of $7.6 million.

   Working capital increased $33 million in the first quarter of fiscal 2000 over the corresponding quarter in fiscal 1999, due primarily to increased cash flow from operations, which resulted in higher cash and cash investment levels.

-----------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                     September 30 (in thousands)
                                                        --------------------------------------------------
                                                                1999             1998           % Change
                                                        --------------------------------------------------
 Working Capital                                                   $89,180          $55,302           61.3%
 Cash and cash investments                                         $72,709          $52,740           37.9%
 Cash provided by operating activities                             $ 9,511          $ 8,728            9.0%
 Cash provided by investing activities                             $ 5,912          $ 1,647            259%
 Cash provided by financing activities                             $ 4,736          $ 1,952            143%
-----------------------------------------------------------------------------------------------------------



   Operating Activities. The Company generated higher positive cash flows from operating activities in the three months ended September 30, 1999 over the corresponding period ended September 30, 1998, related primarily to an improved profitability as well as an increase in accrued liabilities and accounts payable.

   Investing Activities. The Company generated cash from the net maturity of $9.8 million of short-term investments in the three months ended September 30, 1999, and $6.8 million in the three months ended September 30, 1998. The Company used cash of $3.2 million and $5.2 million for the purchase of property, equipment and other assets in the three months ended September 30, 1999, and 1998, respectively. The Company expects to continue to invest in capital and other assets to support its growth.

   Financing Activities. The Company generated cash of $4.7 million and $2.0 million from financing activities in the three months ended September 30, 1999, and 1998, respectively, related primarily to proceeds from the exercise of stock options and the sale of stock under the Employee Stock Purchase Plan.

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

Year 2000

  The Year 2000 computer issue creates risks for Genesys; the full extent and scope of which have not yet been fully assessed. To address Year 2000 issues Genesys initiated a Year 2000 program, managed by a team of internal staff, designed to identify and address potential Year 2000 problems that could effect the Genesys Products, internal operating systems and critical third party relationships.

  The Company has put in place a program to verify the Year 2000 compliance of its products. In 1998 the company's analysis and testing confirmed that the Genesys 5.0 and 5.1 Suite are Year 2000 ready. The company has established, and continues to expand, a comprehensive set of Year 2000 test cases. As part of the company's normal test process Genesys verifies new products for Year 2000 compliance prior to release and the company continues to regression test Genesys
5.0 and 5.1 maintenance releases relative to Year 2000. The costs incurred to test the Company's products for Year 2000 compliance were incurred as normal product development expenses.

  While the Company believes that its currently developed and actively marketed products are Year 2000 compliant, some of Genesys' customers might be running older versions of the Company's products that might not be Year 2000 compliant. It is possible that Genesys may experience increased expenses in addressing mitigation issues for these customers. In addition, the Company's products frequently are integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. Each of the Company's customers' networks involves different combinations of third party products. The Company cannot evaluate whether a customer's third party products are Year 2000 compliant. Genesys may face claims based on Year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the overall network. Although no such claims have been made, the Company may in the future be required to defend its products in legal proceedings, which could be expensive regardless of the merits of such claims.

  The Company has implemented a plan to test internal operating systems, such as computer hardware and software, telephone/PBX systems, fax machines as well as facilities systems such as building access and other miscellaneous systems. The company has approached its Year 2000 internal readiness review by following a methodology of assessing, implementing and monitoring the Year 2000 compliance of Genesys' internal operating systems. This methodology includes taking an inventory of the company's internal systems prioritized by risk, gathering appropriate vendor information and identifying risks, defining a solution strategy to ensure readiness and finally, testing and fixing the operating systems to resolve any Year 2000 issues discovered. The internal readiness review has been executed and continues to be monitored by the company. Costs incurred to complete this process have not been material.

  Genesys does not believe that the Year 2000 issue will pose significant operational problems to its internal operating systems. However, new developments may occur that could affect Genesys' estimates for Year 2000 readiness. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of Genesys. Such failures could materially and adversely affect Genesys' business, operating results and financial condition.

  The Company has been in contact with its key third-party relationships regarding their Year 2000 compliance. The Company has received responses from its critical third-party relationships who have stated that they expect to address all of their significant Year 2000 issues in a timely manner. The company is working to identify and analyze the most reasonably likely worst case scenarios for key third party relationships affected by Year 2000. These scenarios could include possible infrastructure collapse, the failure of water and power supplies, major transportation disruptions and failures of communications or financial systems - any of which could have a material adverse effect on the Company's ability to deliver its products and services to its customers. While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control could result in a delay in product shipments, depending on the nature and severity of the problems. The Company has analyzed its key third party systems and believes all of them to be largely Year 2000 compliant. Costs incurred to complete this process have not been material.

  Although the Company has spent time and resources to address potential Year 2000 problems, there is no assurance that the company will be successful in its efforts to identify and address all Year 2000 issues. Even though the Company has acted in a timely manner to complete all of its assessments and planned solutions, some problems may not have been identified or corrected in time to prevent material adverse consequences to the company. The reasonably likely worst case of a Year 2000 problem is that (a) Genesys' operations could be disrupted for a few days before the problem could be identified and remediated and (b) a customer project including Genesys products could be delayed for a short period of time before the problem can be identified and remediated by Genesys' support process. Genesys uses contract terms to limit direct and indirect damages that may be incurred by customers, although no assurance can be given that such terms are enforceable. In addition, there could be Year 2000 problems or issues relating to the possible failure in third party systems over which the Company has no control and which the Company has no ready substitute, such as, but not limited to, power and telecommunications services.

  The discussion above includes forward-looking statements regarding Year 2000 and is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Year 2000 programs, it may discover that actual results will differ materially from these estimates. Such results could materially and adversely effect the Company's business, operating results and financial condition.

RISK FACTORS

   In addition to the other information contained in this Quarterly Report on Form 10-Q, the following additional risk factors should be considered carefully in evaluating the Company and its business. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Quarterly Results of Operations and Forward Looking Statements

   The Company's quarterly operating results have varied significantly in the past. The Company's quarterly revenues and operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include:

   .   market acceptance of the Company products
   .   competition
   .   size, timing and recognition of revenue from significant orders
   .   ability to develop and market new products and product enhancements
   . new product releases by the Company and its competitors and the timing of such releases
   .   length of sales and implementation cycles
   .   ability to integrate acquired businesses
   . success in establishing indirect sales channels and expanding its direct sales force
   .   success in retaining and training third-party support personnel
   . delay or deferral of significant revenues until acceptance of software required by any specific license transaction
   . deferral of customer orders in anticipation of new products and product enhancements
   .   changes in pricing policies by the Company and its competitors
   . the mix of revenues derived from the Company's direct sales force and various indirect distribution and marketing channels
   .   the mix of revenues derived from domestic and international customers
   .   seasonality

   .   changes in relationships with strategic partners
   .   personnel changes
   .   foreign currency exchange rate fluctuations
   .   ability to control costs, and
   .   general economic factors.

   While the Company generally operates with limited backlog, from time to time it receives orders from customers that are for project development over an extended period of time. The Company derives substantially all of its revenues from licenses of the Company's platform and related applications software and services. The Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital and other resources by a customer. The Company's typical order size ranges from $200,000 to $400,000. The timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular quarter. In situations requiring customer acceptance of implementation, the Company does not recognize license revenues until installations are complete and does not recognize the consulting component of service revenues until the services are rendered. As a result, revenue recognition may be delayed in many instances. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and revenues for any future quarter are not predictable with any meaningful degree of certainty. Product revenues are also difficult to forecast because the market for the Company's software products is rapidly evolving, and the Company's sales cycle, which may last from three to nine months or more, varies substantially from customer to customer. The Company's quarterly revenues are also subject to seasonal fluctuations, particularly in the quarter ending in September when reduced activity outside North America during the summer months can adversely affect the Company's revenues. The Company's expenses are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if future revenue levels were below expectations, net income would be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

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

   These competitors include Aspect Communications, Cisco Systems, Davox Corporation, Dialogic Corporation, Hewlett-Packard, IBM Corporation, IEX Corporation, Kana Communications, Lucent Technologies, Melita International Corporation, Nortel Networks and Quintus Corporation. Several of these competitors have longer operating histories, significantly greater resources, greater name recognition and a larger customer base than the Company. Genesys expects to continue to encounter significant competition from these and other sources. In addition, as the market for the Company's products develops, companies with greater resources may attempt to increase their presence in the market by acquiring or forming strategic alliances with the Company's competitors. If new competitors or alliances among current competitors emerge and acquire significant market share, the Company's business and results of operations could be seriously harmed.

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

   Software products, like those offered by the Company, might contain errors or defects, which are sometimes called ''bugs''. These bugs are particularly common when new products are first introduced or as new versions or enhancements to old products are released. In the past, the Company has discovered software errors in certain of its new products after their introduction. Despite testing, current versions, new versions or enhancements may still have defects and errors after they are shipped to customers. The presence of such bugs could lead to lost revenues or delays in market acceptance, which could harm the Company's business and operating results.

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

   In connection with the Acquisition of Genesys by Alcatel, the Merger Agreement provides for the payment by Genesys to Alcatel under certain circumstances of a fee of $45 million in the event the Merger Agreement is terminated. See Notes to Condensed Consolidated Financials for further discusssion.

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

Management of Growth

   The Company has experienced a period of rapid growth and expansion that has placed and will continue to place a significant strain on its resources. During this period, the Company has experienced revenue growth, an increase in the number of employees, an expansion in the scope of its operating and financial systems and an expansion in the geographic area of its operations. As of September 30, 1999, the Company had approximately 765 employees, as compared to approximately 730 on June 30, 1999 and 538 on June 30, 1998. The Company anticipates that it will expand further to address potential growth in its customer base and market opportunities. The Company expects to add additional key personnel in the near future. To manage this anticipated growth, the Company will be required to successfully do the following things:

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

Dependence on Emerging Market

   The market for customer interaction software, particularly across multiple media channels, is an emerging market that is extremely competitive and highly fragmented. This market is currently evolving and subject to rapid technological change. The Company's success will depend in large part on continued growth in the number of organizations adopting customer interaction solutions across multiple media channels. The market for Genesys' products is relatively new and undeveloped, and recent customers and prospective customers have little experience with deploying, maintaining or managing customer interaction solutions. If this market demand fails to develop, or develops more slowly than the Company currently anticipates, this could have a material adverse effect on the demand for the Company's products and on its business, financial condition and results of operations.

Risks Associated With International Sales and Operations

   For the first quarter of fiscal 2000 and 1999, the Company derived 46% and 45% of its total revenues, respectively, from sales outside the United States. The Company anticipates that a significant portion of its revenues will continue to be concentrated in international markets for the foreseeable future. The Company intends to expand operations in its existing international markets and to enter new international markets, which will require management attention and resources. The Company may not be successful in expanding its international operations. In addition, a successful international expansion of Genesys' software solutions will be limited to those countries where there is regulatory approval of the third-party telephony hardware supported by Genesys' products. The Company expects to commit additional development resources to customizing its products for selected international markets and to developing international sales and support channels.

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

   A substantial portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar could potentially have an adverse affect on revenues and operating results. The Company has established a foreign currency hedging program to manage its foreign currency exchange rate risk. In certain instances, the Company finds it impractical to hedge all foreign currencies in which it conducts business, as a result, the Company may continue to experience foreign currency gains and losses. (See Item 3. Quantitative and Qualitative Disclosure about Market Risk)

   In addition to currency fluctuation risks, international operations involve a number of risks not typically present in domestic operations. Such risks include:

 .  changes in regulatory requirements;
 .  costs and risks of deploying systems in foreign countries;
 .  timing and availability of export licenses;
 .  tariffs and other trade barriers;
 .  political and economic instability;
 .  difficulties in staffing and managing foreign operations;
 .  potentially adverse tax consequences;
 .  difficulties in obtaining governmental approvals for products;
 .  the burden of complying with a wide variety of complex foreign laws and treaties;
 . the possibility of difficult accounts receivable collections; and . difficulties in managing distributors.

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

Product Concentration

   Substantially all of the Company's revenues to date have been attributable to the license of the Company's platform and related applications software and services and, in particular, revenues from the license of the Company's platform products accounted for 45% of total revenues in fiscal 1999. Genesys' platform and related applications software and services are currently expected to account for substantially all of the Company's revenues for the foreseeable future. Consequently, a decline in pricing or demand for, or failure to achieve broad market acceptance of, Genesys' platform and related applications software products, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's application products, other than the Adante e-mail and Next Age Work Force Management products can only be used in conjunction with the Company's platform products. As a result, a decline in demand for the Company's platform products would materially adversely affect sales of the Company's application products. Furthermore, if customers experience problems with the Company's platform products, it would adversely affect their ability to utilize the Company's application products. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its platform and related applications software products. There can be no assurance that the Company will continue to be successful in marketing its platform products, related applications software or any new or enhanced products.

Government Regulation of Immigration

   As of June 30, 1999, over 26% of the Company's employees, including approximately 57% of the Company's technical staff, are foreign citizens. Accordingly, the Company must comply with the immigration laws of the United States. Most of the Company's foreign employees are working in the United States under H-1 temporary work visas ("H-1 Visas"). An H-1 Visa allows the holder to work in the United States for three years and, thereafter, to apply for a three-year extension. If the H-1 Visa holder has not become a Lawful Permanent United States Resident or has obtained some other legal status permitting continued employment before expiration of this six-year period, the holder must spend at least one year abroad before reapplying for an H-1 Visa. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the level of immigration into the United States. The inability of the Company to utilize the continued services of such employees would have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Table of Investment Securities:

-------------------------------------------------------------------------------------------------
                      (in thousands)                            Principal       Average Interest
                                                                 Amount               Rate
                                                          ---------------------------------------
Cash and cash equivalents                                             $65,080                2.63%
Short-term investments                                                  7,629                3.35%
                                                          ---------------------------------------
Total cash and investment securities                                  $72,709                  --
                                                          =======================================
-------------------------------------------------------------------------------------------------

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

   The Company's primary currency rate risk exposures relates to:

   . decentralized operations, whereby approximately 50% of the Company's revenues are derived from operations outside the United States, denominated in currencies other than the U.S. dollar,
   . investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies, and
   . location of operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. dollar.

   The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, gains and losses on the forward contracts offset increases or decreases in the Company's foreign currency transactions, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized loss on the outstanding forward contracts at September 30, 1999 was immaterial to the Company's consolidated financial statements.

   The Company's outstanding forward contracts as of September 30, 1999 are presented in the following table. The table presents the contract amounts and the contractual foreign currency exchange rates. These exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for the UK. All of these forward contracts and equity hedges mature in ninety days or less as of September 30, 1999.

Table of Forward Contracts

Functional Currency                       Contract Amount         Contract Exchange Rate
-------------------------------------------------------------------------------------------

Canadian Dollar                                    $   300,000                       1.5235
French Franc                                         4,000,000                       6.3210
German Mark                                          1,250,000                       1.8830
UK Pound                                             8,800,000                       1.5738
                                                   -----------
Total                                              $14,350,000
                                                   ===========
-------------------------------------------------------------------------------------------

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on Page 24 of this Report.

         (b) Reports on Form 8-K

             The Company filed a Form 8-K with the Securities and Exchange Commission on September 29, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GENESYS TELECOMMUNICATIONS LABORATORIES, INC.




Date: November 12, 1999     By: /s/ Christopher C. Brennan
                               ----------------------------------
                               Christopher C. Brennan
                               Chief Financial Officer, Senior Vice President, Finance & Administration and Principal Financial Officer

                               INDEX TO EXHIBITS

Exhibit                                                     Exhibit
 Number

27.1          Financial Data Schedule (submitted for SEC use only).